Form 10-Q
period 2020-09-30
Thayer Ventures Acquisition Corp
filed 2021-01-22
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Thayer Ventures Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-39791	85-2426959
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

25852 McBean Parkway Valencia, CA	91355
(Address of principal executive offices)	(Zip Code)

(415) 782-1414

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock, $0.0001 par value, and one-half of one redeemable warrant to acquire one share of Class A Common Stock	TVACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	TVAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	TVACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of January 22, 2021, 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

THAYER VENTURES ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Deferred offering costs associated with initial public offering	$224,138

Total Assets	$224,138

Liabilities and Stockholder’s Deficit:
Current liabilities:
Accounts payable	$26,714
Accrued expenses	104,907
Franchise tax payable	33,475

Total current liabilities	165,096
Note Payable	87,281

Total Liabilities	252,377
Commitments and Contingencies
Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	24,569
Accumulated deficit	(53,239)

Total stockholder’s deficit	(28,239)

Total Liabilities and Stockholder’s Deficit	$224,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$19,764
Franchise tax expenses	33,475

Net loss	$(53,239)

Weighted average shares outstanding, basic and diluted	4,312,500

Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(53,239)	(53,239)

Balance—September 30, 2020	—	$—	4,312,500	$431	$24,569	$(53,239)	$(28,239)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(53,239)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	8,500
Changes in operating assets and liabilities:
Accounts payable	11,264
Franchise tax payable	33,475

Net cash used in operating activities	—

Net change in cash	—
Cash - beginning of the period	—

Cash - end of the period	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid in exchange for issuance of common stock to Sponsor	$25,000
Offering costs included in accounts payable and accrued expenses	$120,357
Offering costs included in note payable	$78,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Thayer Ventures Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on July 31, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Thayer Ventures Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions (Note 5) and net of reimbursement from underwriters of approximately $1.7 million.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,175,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.1 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $176.0 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940.

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

for a pro rata portion of the amount then held in the Trust Account (currently $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022, (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from July 31, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ended December 31, 2020 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on December 21, 2020 and December 11, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s audited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2020, the Company had no cash and a working capital deficit of approximately $165,000.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of $400,000 under the Note, approximately $87,000 through September 30, 2020 (as defined Note 4). The Company repaid the Note in full on December 15, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet primarily due to their short-term nature.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on December 15, 2020. As of September 30, 2020, the Company incurred approximately $224,000 of deferred offering costs.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Net deferred tax assets were immaterial as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was immaterial for the period from July 31, 2020 (inception) through September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Note 3—Initial Public Offering

On December 15, 2020, the Company consummated its Initial Public Offering of 17,250,000 Units, including the 2,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions and net of reimbursement from underwriters of approximately $1.7 million. Of the 17,250,000 Units sold, 4,944,550 Units were purchased by three qualified institutional buyers not affiliated with the Sponsor or any member of the management team (the “Anchor Investors”).

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4— Related Party Transactions

Founder Shares

On August 11, 2020, the Sponsor subscribed to purchase 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On August 13, 2020, the Sponsor paid $25,000 for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares. On October 27, 2020, 718,750 Founder Shares were contributed back to the Company for no consideration, resulting in an aggregate of 4,312,500 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. On November 9, 2020, the Sponsor transferred 25,000 Founder Shares to each of the independent director nominees. The initial stockholders agreed to forfeit up to

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,175,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.1 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. As of September 30, 2020, the Company had borrowed approximately $87,000 under the Note. Through the date of the Initial Public Offering, the Company borrowed $400,000 and fully repaid the Note on December 15, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date of the final prospectus of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor up to a total of $20,000 per month for office space and administrative and support services.

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price less underwriting discounts and commissions. On December 15, 2020, the underwriter exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.0 million in the aggregate ($3.45 million if the underwriters’ over-allotment was fully exercised), paid upon the closing of the Initial Public Offering. An additional fee of $0.40 per Unit, or $6.0 million in the aggregate ($6.9 million if the underwriters’ over-allotment was full exercised) will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Including the consummation of the sale of the Units pursuant to the over-allotment option exercised on December 15, 2020, the aggregate amount the underwriters were entitled to was $3.45 million payable upon the closing of the Initial Public Offering and deferred underwriting commission of $6.9 million.

The underwriters also made a payment to the Company in an amount equal to 1.0% of the gross proceeds of the Initial Public Offering, or approximately $1.7 million in the aggregate to reimburse certain of the Company’s expenses.

Deferred Consulting Fees

In September 2020, the Company entered into an engagement letter with a consultant to obtain advisory services in connection with its search for a business combination target. The Company paid a $10,000 initial fee upon execution and agreed to pay a deferred success fee of $50,000 upon the consummation of the Initial Business Combination.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholder’s Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 31, 2020, the Company issued 7,187,500 shares of Class B common stock. On August 13, 2020, the Company issued 5,031,250 shares of common stock to the Sponsor. On October 27, 2020, 718,750 shares of common stock were contributed back to the Company for no consideration, resulting in an aggregate of 4,312,500 shares of common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock outstanding, up to 562,500 shares were subject to forfeiture if the underwriters did not exercise their over-allotment option in full, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 562,500 shares of Class B common stock were no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. With respect to any matter submitted to a vote of the stockholders, including any vote in connection with the initial Business Combination, except as required by law or the applicable rules of Nasdaq then in effect, holders of the shares of Class A common stock and shares of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the initial stockholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock By Public Stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. In no event will the shares of our Class B common stock convert into shares of our Class A common stock at a rate of less than one-to-one.

Warrants— Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any Founder Shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00: After the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that during such 30 day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table based on the redemption date and the “fair market value” of the shares of Class A common stock (as defined below); provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such 30 day period, the Company shall redeem such warrants for $0.10 per share;

•

if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•

if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) then the Private Placement Warrants must also concurrently be called for redemption on the same terms (equal to a number of shares of Class A common stock) as the outstanding Public Warrants as described above.

The “fair market value” of Class A common stock for the above purpose shall mean the average reported last sale price of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date unaudited condensed financial statements were issued. Other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Thayer Ventures Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on July 31, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Thayer Ventures Acquisition Holdings LLC, a Delaware limited liability company.

The registration statement for our Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, we consummated the Initial Public Offering of 17,250,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (“the Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions and net of reimbursement from underwriters of approximately $1.7 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,175,000 warrants at a price of $1.00 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of approximately $7.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, $176.0 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 18 months from the closing of the Initial Public Offering, or June 15, 2022, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from July 31, 2020 (inception) through September 30, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from July 31, 2020 (inception) through September 30, 2020, we had a net loss of approximately $53,000, which consisted solely of general and administrative and franchise tax expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had no cash and a working capital deficit of approximately $165,000.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase founder shares, a loan of up to $400,000 from our Sponsor (the “Note”), of which approximately $87,000 was outstanding at September 30, 2020. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2020, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than the amounts due to our Sponsor pursuant to the Note.

We entered into an agreement that will provide that, commencing on the date that our securities are first listed on Nasdaq Stock Market and continuing until the earlier of the consummation of a Business Combination and our liquidation, we will pay our Sponsor a total of $20,000 per month for office space, secretarial and administrative services provided to members of our management team.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on December 21, 2020 and December 11, 2020, respectively.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 31. 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering as filed with the SEC on December  11, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On August 11, 2020, our Sponsor subscribed for 5,031,250 shares of Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for a total subscription price of $25,000. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On November 9, 2020, our Sponsor transferred 25,000 Founder Shares to each of the independent director nominees. The initial stockholders agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture.

On November 17, 2020, our Sponsor purchased 7,175,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $7.1 million. No underwriting discounts or commissions were paid with respect to such sales. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On December 15, 2020, we consummated the Initial Public Offering of 17,250,000, including 2,250,000 additional Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of approximately $6.9 million in deferred underwriting commissions.

Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $172.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	File Date

3.1	Amended and Restated Certificate of Incorporation.	S-1	333-24930	3.2	10/8/2020

3.2	Amended and Restated Bylaws.	S-1	333-24930	3.4	10/8/2020

4.1	Form of Specimen Unit Certificate.	S-1	333-24930	4.1	10/8/2020

4.2	Form of Specimen Class A Common Stock Certificate.	S-1	333-24930	4.2	10/8/2020

4.3	Form of Specimen Warrant Certificate.	S-1	333-24930	4.3	10/8/2020

4.4	Warrant Agreement dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	4.1	12/16/2020

31.1*	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of January 2021.

THAYER VENTURES ACQUISITION CORPORATION

By:	/S/ MARK FARRELL
Name:	Mark Farrell
Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer