Form 10-K
period 2020-12-31
Thayer Ventures Acquisition Corp
filed 2021-03-24
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-39791

THAYER VENTURES ACQUISITION CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	85-2426959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25852 McBean Parkway Valencia, CA	91335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 782-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A common stock, $0.0001 par value, and one-half of one redeemable warrant to acquire one share of Class A Common Stock	TVACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	TVAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	TVACW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter the registrant did not have any publicly traded securities.

As of March 15, 2021, there were 17,250,000 shares of Class A Common Stock and 4,312,500 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1.	Business.

Overview

We are a newly organized blank check company formed under the laws of the State of Delaware on July 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focused on businesses in industries that complement our management team’s background, and we intend to capitalize on the ability of our management team to identify and acquire a business, focusing on the travel and transportation industries where our management has extensive investment experience.

Industry Opportunity

We are concentrating on sourcing business combination opportunities within travel and transportation technology. Our sector coverage is focused, yet covers a broad array of market segments. Historically, “travel and transportation” was defined and delineated by the primary areas of supply, including air, hotels, rail, cruise, and car rental. Each of these were served by a range of technology and service providers and consumers. In recent years, the sources of travel supply have expanded to include additional segments such as vacation rentals, alternative lodging, tours and attractions, vehicle sharing, ride hailing, and micro-mobility among others; and technology and business model innovation has given rise to many companies serving existing and emerging areas. These include, among others:

•	Enterprise software companies selling to travel suppliers—enabling them to run their back-office and front-office operations and market to customers;

•	Online marketplaces for distribution of supply to travel agents and consumers;

•	Metasearch/price comparison platforms;

•	Marketing, retargeting and visitor conversion technologies;

•	Supplier-focused data, analytics, and dynamic pricing providers;

•	Corporate travel platforms with greater automation and integration;

•	Artificial intelligence-driven suppliers to travel or transportation providers;

•	Alternative lodging platforms;

•	Micro-mobility services serving cities and their citizens; and

•

Various other technology-enabled services that are part of what we call “intelligent transportation”—some of which include Electric and Autonomous Vehicles, Hyperloop, Last Mile Robotics, and Smart Road technology.

The travel and transportation market itself contributed $8.9 trillion to global GDP in 2019 according to the World Travel & Tourism Council. As a global whole, the industry represents 10% of GDP and is one of the largest industry-level employers, accounting for 330 million jobs, or 1 in every 10 (World Travel & Tourism Council, 2019). Travel has been notable for its early and rapid adoption of digitization relative to other industries, first in the move to online and now increasingly in the mobile sphere given the rise and widespread adoption of smartphones and other connected devices. We believe digital transformation will continue to evolve as the rise of new technologies and business models influence the way business and consumers interact with the travel and transportation ecosystem. Historical examples of this manifestation include the rise of online direct bookings, online travel agencies, (OTAs), and metasearch providers in the early 2000’s, the transformative effect of ride-hailing in the 2010s, the mass market adoption of alternative lodging starting in 2016, and the introduction of micro-mobility services in cities in the last two years. We believe that this technology evolution is still in its early-growth phase and will create a compelling investment opportunity for a sector-focused acquirer with deep relationships across the entire industry.

The formation and growth of new businesses in travel and transportation technology has been driven not just by industry factors but also by early-stage funding into the sector. As a firm, Thayer Ventures alone has reviewed over 500 deals a year for the past decade across verticals and stages, directly and tangentially providing value to the travel and transportation sector. As the industries we follow, both new and old, have been disrupted or digitized we have seen the winners and losers materialize. Under our normal course of business it is imperative that we maintain active relationships with the firms establishing a defensible position in our space. As such, we maintain active conversations with over 100 growth stage companies currently positioning to be leaders in tomorrow’s market. These companies have generally benefitted from secular growth and adoption of their innovations, but the vast majority remain independent and have not experienced outright exit events. We believe there is a “supply-demand imbalance” that presents an opportunity for a capital provider and acquirer with scale to purchase, integrate and grow an attractive business in our chosen sectors that would benefit from access to the public markets.

Over the last several months, the industry has been beset by COVID-19 and its ramifications in all dimensions. This has manifested itself in declining or unfavorable fundamental indicators of demand and usage for our target markets, some of which include:

•	Overall travel spend;

•	Hotel occupancy rates and RevPAR;

•	Airline passenger volume;

•	Revenue and profitability metrics and associated guidance for public travel and transportation companies;

•	Restrictions on international travel;

•	Large-scale furloughing of employees; and

•	Corporate bankruptcies.

Despite the significant disruption caused by COVID-19, we believe that consumer sentiment and business indicators for travel and transportation will return to historical levels and resume growth once the pandemic has stabilized itself enough such that individuals can resume historical activities and behaviors. In the aftermath of past pandemics and major global crises, such as 9-11, the 2008/2009 financial crisis and H5N1, temporary declines in the industry were followed by a return to prior levels of demand. There are businesses in our target markets that have thrived during the COVID-19 crisis, and other businesses in our target markets with fundamentally sound value propositions that can both withstand the current environment and benefit from any rebound in activity in future periods. Therefore, as the travel market rebounds, we believe the next two years will be an opportune time to invest in and own a well-positioned business in our target markets. Furthermore, the changing travel preferences, increasing focus around safety, and enhanced duty of care requirements for corporations due to COVID-19 will drive further shifts and innovations in our target markets.

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Companies that operate in segments of the market that are ripe for technological disruption or are currently undergoing technological transformations. We plan to focus on sectors that are in the process of or have significant potential to change their distribution or supply chains, consumer and business buying behavior or in other ways which are witnessing technology or business model disruption.

•

Companies with an attractive and defensible competitive position.    We will target companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

•

Companies with high revenue growth, or with the potential for high revenue growth.    We will seek to acquire businesses that have or are believed to achieve significant revenue growth primarily driven by either adopting or providing an innovative service or technology and which address large addressable markets that have not been substantially penetrated to date.

•

Companies that exhibit the ability to deliver significant operating leverage and future profitability whether they may or may not be profitable currently.    We will seek to acquire businesses that have either high gross margins today relative to their industries or, through their business model or technology, have the ability to improve margins; and by addressing a large market, have the opportunity to drive significant future profitability when fully scaled.

•

Knowledgeable and innovative management teams with relevant industry experience and ability to rapidly develop their technologies and businesses.    We aim to target businesses with expert management teams that have specialized knowledge of their respective industry sector and are active leaders in developing or deploying technology to provide a solution for a problem or challenge within their respective industry sector.

•

Benefit from being a public company.    We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. While we intend to target the industry segments described above, we are not, however, required to complete our initial business combination with a travel or transportation technology business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire businesses that we believe are fundamentally sound but would benefit from a public listing to execute their financial, operational, and strategic plans.

Acquisition Strategy

We believe our management team is uniquely positioned within the travel and transportation sectors to identify opportunities in travel and transportation, for the reasons detailed below:

Deep Domain Expertise and Relationships in Travel and Transportation Industries

Our management team, and advisors, have extensive entrepreneurial, operating and investing experience in the travel and transportation industries with a corresponding broad network of relationships from early-stage innovators up to the large global companies. Thayer Ventures has been a dedicated travel and transportation technology fund, successfully investing in private companies through three fund generations. In its ten years of investing, the fund has evaluated thousands of companies and invested in about 40. Through this investing activity, the management team has built deep domain expertise throughout the ecosystem and has developed a long-term view on cycles in the industry and sustainable trends. Thayer Ventures also had a strong focus on value-added investing, playing a very active role utilizing its network to help portfolio companies in sales and business development, building executive teams, and in financing and mergers and acquisitions.

Accomplished Leadership Team with Track Record as Value-added Investors and Business Managers

Our team has over 50 years of combined investing, financial and operating experience. In addition to our experience running Thayer Ventures for over ten years, our team has experience starting and running businesses and as board members. Chris Hemmeter successfully launched and ran six companies prior to raising Thayer Ventures, and Mark E. Farrell brings experience as a lawyer, investment banker and in public service prior to Thayer. The two have collectively sat on multiple corporate boards and Mr. Farrell is presently a director of another SPAC. This collective experience makes the management team well positioned not only to identify opportunities but also efficiently and effectively structure, finance and consummate an initial business combination.

History of Successfully Sourcing Investment Opportunities as a Team and Extended Network

Mr. Farrell and Mr. Hemmeter, our founders, have been working together closely as partners through three successive funds and have a successful model of collaboration in finding, evaluating and completing investments that has been endorsed by over 100 limited partners in its funds. The two have the ability and commitment to continue this partnership with Thayer Ventures Acquisition Corporation. The management team also benefits from close and committed contributions from a network of industry advisors, many of whom have been investors in its funds. These include executives and investors who bring extensive experience across lodging, gaming, airline, foodservice, travel, publishing, and data and information services industries. The team expects this network to continue to help in identifying opportunities and also provide connection points for the team to help in business development with any business that becomes its first business combination.

Established Thesis and Deep Database of Prospective Opportunities that Are Believed to be Actionable

The management team has refined its thesis for Thayer Ventures Acquisition Corporation through internal analysis and discussions as well through input and validation from executives and other thought leaders in the industry. The team has also developed a deep database of target acquisition opportunities, from among established, growing private companies as well as potential carve outs from larger businesses. This database is being enhanced on a daily basis through various sources, including through the efforts of our management team’s outreach to the industry.

Initial Business Combination

Nasdaq rules and our amended and restated certificate of incorporation require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination. We refer to this as the 80% of the fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or accounting firm with respect to the satisfaction of the 80% of fair market value test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1990, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Thayer Ventures or our sponsor, founders, officers, or directors. We refer to such an initial business combination or subsequent transaction as an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a company that is affiliated with Thayer Ventures, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Affiliates of Thayer Ventures and members of our board of directors directly or indirectly own founder shares and private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Thayer Ventures may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These Thayer Ventures investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Thayer Ventures. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Thayer Ventures (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Thayer Ventures and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual, and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to become a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination initially of $176.0 million, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO, the private placements of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Certain members of our management team have spent significant portions of their careers working with businesses in the travel and transportation industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with travel and transportation companies. Our process of identifying acquisition targets will leverage our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the reports we have filed with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. Although we will not be specifically focusing on, or targeting, any transactions with affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth below and such transaction was approved by a majority of our independent and disinterested directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking that is a member of FINRA or an independent valuation or accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity, including private funds under the management of Thayer Ventures and their respective portfolio companies, to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. In addition, existing and future funds managed by Thayer Ventures and their respective portfolio companies may compete with us for business combination opportunities and if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•

we issue (other than in a public offering for cash) common stock that will either (a) be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial stockholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and (ii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to consummate an initial business combination within 18 months from the closing of our IPO. Our initial stockholders have also agreed (A) that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. However, if our initial stockholders acquire public shares they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 18 months from the closing of our IPO.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the shares of Class A common stock voted, on an as converted basis, are voted in favor of the business combination. In such case, our sponsor has agreed to vote the founder shares and any public shares purchased by our sponsor in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,751, or 37.5%, of the 17,250,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. In addition, if the anchor investors vote the shares of Class A common stock included in the units they purchased in favor of our initial business combination, a smaller proportion of affirmative votes from other public stockholders (approximately 11.4.%) would be required to approve our initial business combination. The anchor investors are three qualified institutional buyers not affiliated with our sponsor or any member of our management team that purchased 4,497,000 units in our IPO.

Each stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on stockholders not tendering more than the number of public shares we are permitted to redeem. If stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares of Class A common stock sold in our IPO, which we refer to as the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of our shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our public stockholders’ ability to redeem no more than 15% of our shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our public stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with Redemption Rights or a Tender Offer

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a stockholder would have from the time we send out our tender offer materials up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for them to deliver their certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, they could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our IPO.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our IPO to consummate an initial business combination. If we are unable to consummate an initial business combination within 18 months from the closing of our IPO, we will:

•	cease all operations except for the purpose of winding up;

•

as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and

•

promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months from the closing of our IPO.

Our initial stockholders have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate an initial business combination within 18 months from the closing of our IPO. However, if our initial stockholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 18 months from the closing of our IPO.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they it not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 18 months from the closing of our IPO or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $3,500,000, including $1,725,000 reimbursement from underwriters, of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters in our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,250,000 from the proceeds from our IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our public stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 18 months from the closing of our IPO, we will:

•	cease all operations except for the purpose of winding up;

•

as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and

•

as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders are entitled to receive funds from the trust account only:

•	in the event of the redemption of our public shares if we do not consummate an initial business combination within 18 months from the closing of our IPO;

•

in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 18 months from the closing of our IPO or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; or

•

if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination, or Certain Stockholder Votes to Amend Our Amended and Restated Certificate of Incorporation and If We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to consummate an initial business combination within 18 months from the closing of our IPO.

	REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION OR CERTAIN STOCKHOLDER VOTES TO AMEND OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will not make any such purchases	If we are unable to consummate an initial business combination within 18 months from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.20 per share), including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then

	REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION OR CERTAIN STOCKHOLDER VOTES TO AMEND OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
	business combination (which is initially anticipated to be $10.20 per share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.	outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination or certain stockholder votes to amend our amended and restated certificate of incorporation will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining stockholder after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, public shares and public warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants. You can read our SEC filings, over the Internet at the SEC’s website at www.sec.gov. You may also view our SEC filings at the investor relations section of our website at www.thayerventures.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Item 1A.	Risk Factors.

Summary Risk Factors

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Past performance by Thayer Ventures, including our management team on whom we are dependent, may not be indicative of future performance of an investment in us or in the future performance of any business we may acquire.

•	Our search for a business combination may be materially adversely affected by the recent COVID-19 pandemic and the status of debt and equity markets.

•

Certain requirements and terms may limit the type and number of companies with which we may complete such a business combination, make it difficult for us to enter into our initial business combination with a target or may not allow us to consummate the most desirable business combination or optimize our capital structure.

•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, and your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

•	Certain actions, such as a bankruptcy, could result in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

•	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to 18 months or longer before redemption from our trust account.

•

Our executive officers, directors, security holders and their respective affiliates may have conflicts of interests that could, as applicable, affect the amount of time allocated to our company, impact the business opportunities presented to us, or raise competitive financial interests or affiliations with one or more of target businesses.

•

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

•

We may issue additional shares of our Class A common stock or preferred stock or incur substantial debt in connection with our initial business combination, which could dilute your interests, adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

•

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period, and the warrants will expire worthless.

•

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

•	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the warrant holders.

•	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

•	Purchases of our units by the anchor investors will reduce the public float for our securities.

•	We face certain risks if we acquire or operate a business outside of the United States.

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this Annual Report could harm our business, financial condition, results of operations, cash flows, and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Thayer Ventures, including our management team, may not be indicative of future performance of an investment in us or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, Thayer Ventures is presented for informational purposes only. Any past experience and performance of Thayer Ventures or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Thayer Ventures or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Thayer Ventures. Other than Mark E. Farrell, none of our sponsor, officers, directors or Thayer Ventures has had experience with a blank check company or special purpose acquisition company in the past.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Nasdaq rules and our amended and restated certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.20 per share.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

If a stockholder vote is not required, we may conduct redemptions via a tender offer. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve the business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

As of December 31, 2020, our initial stockholders own, on an as-converted basis, 20% of our outstanding common stock. Our initial stockholders also may from time to time purchase public shares prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,751, or 37.5%, (assuming all outstanding shares are voted), of the 17,250,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. In addition, if the anchor investors vote the shares of Class A common stock included in the units in favor of our initial business combination, a smaller proportion of affirmative votes from other public stockholders (approximately 11.4%) would be required to approve our initial business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our initial business combination and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our initial business combination is increased. If we do not consummate our initial business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 18 months from the closing of our IPO may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 18 months from the closing of our IPO. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 18 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase public shares in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem all public shares if we cannot complete an initial business combination within 18 months of the closing of our IPO or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our IPO are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful consummation of our IPO and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our shares of common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our public shares. Your inability to redeem more than an aggregate of 15% of our public shares will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If our available cash resources are insufficient to allow us to operate for at least the next 18 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 18 months, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.20 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. And, regardless of how comprehensive our diligence may be, factors outside of the target business and outside of our control may arise later. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders). This amount will include the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, but will exclude any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the sponsor will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including private funds under the management of Thayer Ventures and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, existing and future funds managed by Thayer Ventures and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Thayer Ventures and/or one or more investors in Thayer Ventures funds. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, certain of the Thayer Ventures funds are focused on investments in the travel and transportation industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Thayer Ventures funds. In addition, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of Thayer Ventures and/or one or more investors in Thayer Ventures. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide public stockholders the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of shares of our Class A common stock, and (iii) the redemption of our public shares if we have not consummated an initial business within 18 months from the closing of our IPO, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our shares of Class A common stock during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and $10.00 and the $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to 18 months or longer before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months from the closing of our IPO, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our amended and restated certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect, or any liquidation, will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to a registration rights agreement we entered into in connection with our IPO, our sponsor (and/or our sponsor’s designees) and their permitted transferees can demand that we register the founder shares, the private placement warrants, the underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected to occur when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we have not yet selected a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we have a stated focus on certain target businesses in a specific geographic location as indicated elsewhere in this Annual Report on Form 10-K, we may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we are initially focused on those industries or sectors that complement our management team’s background. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because as of the date of this Annual Report on Form 10-K we do not have a definitive agreement with any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and thus leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirements in Nasdaq rules and our amended and restated certificate of incorporation that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of our Class A common stock, par value $0.0001 per share, 10,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 82,750,000 and 5,687,500 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described herein and in our amended and restated certificate of incorporation.

We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of our stockholders;

•	may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•

could cause a change in control if a substantial number of shares of our Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place concurrently with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our initial business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents), we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The founder shares and private placement warrants purchased by our sponsor will be worthless if we do not complete an initial business combination. Our sponsor and our directors and executive officers have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Certain shares beneficially owned by our initial stockholders will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our initial stockholders have agreed to (i) waive their redemption rights with respect to their founder shares and (ii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to consummate an initial business combination within 18 months from the closing of our IPO. Our initial stockholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. However, if our initial stockholders acquire public shares they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 18 months from the closing of our IPO. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no present commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our shares of common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO together with the funds received from the sale of the private placement warrants provided us with $176.0 million that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their prorate share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholder may be less than $10.20 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months from the closing of our IPO or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement filed as an exhibit to this Annual Report on Form 10-K our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. The foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional shares of common stock, resulting in an increase in their overall economic stake in us. If a business combination is not approved, the warrants will expire and will be worthless.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption under certain circumstances, holders may exercise warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

An investor will only be able to exercise a warrant for cash if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption when the price per share of Class A common stock equals or exceeds $18.00 after the criteria for such redemption have been satisfied, our management will have the option to require any holders that wishes to exercise their warrant (including any warrants held by our sponsor and/or its permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised their warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the warrant holders.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities). We will not redeem the public warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the public warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities). In such a case, the holders will be able to exercise their public warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants, including because the number of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding public warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the Market Value of your public warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of their shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have their shares of common stock redeemed for cash (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination; provided that a stockholder must in fact vote for or against a proposed business combination in order to have their shares of common stock redeemed for cash. If a stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have their shares of common stock so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination, or an amendment to our amended and restated certificate of incorporation to effect the substance or timing of their redemption obligation if we fail to timely complete a business combination, to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem all public shares if we cannot complete an initial business combination or with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our amended and restated certificate of incorporation, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including travel and transportation investment funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our rights, and the future dilution they represent (entitling the holders to receive shares of common stock on consummation of our initial business combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate our initial business combination, we cannot ascertain the capital requirements for any particular transaction or our costs to identify and consummate a transaction and to operate the target business. If the net proceeds of our IPO prove to be insufficient for one or more reasons including the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment may make it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2020, our initial stockholders (and/or their designees) collectively owned 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of common stock.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may never develop or, if developed, may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

The anchor investors’ participation in our initial public offering could reduce the public float for our securities.

The anchor investors purchased 4,497,000 units in our IPO, which comprise of 26.1% of the units sold in our IPO. Such purchases will reduce the available public float for our securities which may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such securities been purchased by the public.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our initial business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•

a determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board or the IASB, depending on the circumstances. Historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses with which we consummate our initial business combination, because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules, and hence we may be unable to complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act or the Exchange Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if either our non-convertible debt issued within a three-year period, or our revenues exceed $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we (i) are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, (ii) have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may face risks related to businesses in the travel and transportation industries.

Business combinations with businesses in the travel and transportation industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•

the severity, extent and duration of the global COVID-19 pandemic and its impact on the travel industry and consumer spending more broadly, the actions taken to contain the spread of the disease or treat its impact, the effect of remote working arrangements and the speed and extent of the recovery across the broader travel ecosystem;

•

adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control;

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve customer satisfaction and loyalty;

•	IT systems-related failures, data privacy risks and obligations, and/or security breaches;

•	an inability to attract and retain customers;

•	an inability to license or enforce intellectual property rights on which a target business may depend; and

•	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the travel and transportation industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business we acquire, which may or may not be different than those risks listed above.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, the allocation a holder of a unit makes with respect to the purchase price of a unit between the share of Class A common stock and the one-half of one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our IPO is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors should consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

Risks Associated with Acquiring and Operating a Business Outside of the United States

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation or deflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, pandemics and wars; and

•	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements and remedies may not be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 25852 McBean Parkway, Suite 508, Valencia, CA 91355. Our sponsor provides us use of such office space and administrative and support services for $20,000 per month. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants each trade on the Nasdaq Capital Market under the symbols “TVACU“, “TVAC“ and “TVACW“, respectively. Our units commenced public trading on December 11, 2020, and our Class A common stock and warrants commenced separate public trading on February 9, 2021. Our Class B common stock is not listed on any exchange.

Holders of Record

As of March 15, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of our Class B common stock and two holders of record of our warrants.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on July 31, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, or the initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, we had not commenced any operations. All activity for the period from July 31, 2020 (inception) through December 31, 2020 relates to our formation and our IPO. We will not generate any operating revenues until after the consummation of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.

Our sponsor is Thayer Ventures Acquisition Holdings LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on December 10, 2020. On December 15, 2020, we closed the IPO and issued 17,250,000 units, which included 2,250,000 additional units to cover an over-allotment option we granted to the underwriters, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of $9.2 million, inclusive of $6.9 million in deferred underwriting commissions and net of reimbursement from underwriters of $1.7 million. We refer to the shares of Class A common stock included in the units as the public shares.

Simultaneously with the closing of the IPO, we consummated a private placement of 7,175,000 warrants, at a price of $1.00 per private placement warrant, to our sponsor, generating proceeds of $7.2 million.

Upon the closing of the IPO and the private placement, $176.0 million ($10.20 per unit) of the net proceeds of the IPO and certain of the proceeds from the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

If we are unable to complete a business combination before June 15, 2022, which is 18 months from the closing of our IPO, and our stockholders have not amended our certificate of incorporation to extend such date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception up to December 15, 2020 was related to our formation and IPO. Since the IPO, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 31, 2020 (inception) through December 31, 2020, we had net loss of $192,000, which consisted of $109,000 in general and administrative expenses, $84,000 in franchise tax expense, offset by $325 in interest and investment income in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had $1.2 million outside of the trust account and $1.4 million of working capital, excluding amount of franchise tax payable.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our sponsor to cover certain on our IPO in exchange for the issuance of the founder shares, and loan proceeds from the sponsor of $400,000 under a promissory note. We repaid the promissory note in full on December 15, 2020, concurrent with the closing of our IPO. Subsequent to the closing of the IPO, our liquidity needs have been satisfied through the net proceeds from the IPO and the private placement that are held outside of the trust account.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from our sponsor, or an affiliate of our sponsor, or certain of our officers and directors, to meet our needs through the earlier of the consummation of an initial business combination or one year from the filing of this Annual Report on Form 10-K. Over this time period, we intend to use these funds to pay existing accounts payable, identify and evaluate prospective initial business combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select a target business to merge with or acquire, and structure, negotiate and consummate the initial business combination.

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination, may be adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also depend on our ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic.

Commitments and Contingencies

Registration Rights

The holders of the founder shares and private placement warrants are entitled to registration rights pursuant to a registration rights agreement we entered into in connection with our IPO. The holders of these securities are entitled to make up to three demands that we register such securities, subject to specified conditions. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.45 million in the aggregate, paid upon the closing of the IPO. The underwriters also made a payment to us in an amount equal to 1.0% of the gross proceeds of the IPO, or $1.7 million in the aggregate to reimburse certain of our expenses.

An additional fee of $0.40 per unit, or $6.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Deferred Consulting Fees

In September 2020, we entered into an engagement letter with a consultant to obtain advisory services in connection with our search for a business combination target, pursuant to which we agreed to pay a $10,000 initial fee upon execution and a deferred success fee of $50,000 upon the consummation of our initial business combination.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in trust account in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, assuming the payment of deferred underwriting commissions of $6.9 million and the closing of our initial business combination, 16,210,906 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the IPO and the private placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock is calculated by dividing the net gain on investments held in the Trust Account of approximately $325, net of applicable income and franchise taxes of approximately $325 for the period from July 31, 2020 (inception) to December 31, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock for the period from July 31, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $192,000, less net income attributable to Class A common stock of approximately $0, resulting in a net loss of approximately $192,000, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors as of December 31, 2020 were as follows:

Name	Age	Position
Mark E. Farrell	46	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director
Christopher Hemmeter	56	Co-Chief Executive Officer, Co-President, Secretary and Director
H. Charles Floyd	60	Director
Ren Riley	46	Director
Lawrence M. Kutscher	56	Director
Caroline Shin	45	Director
R. David Edelman	35	Director

Mark E. Farrell has been our Co-Chief Executive Officer, Co-President, Chief Financial Officer and member of our board of directors since July 2020. Mr. Farrell currently serves as a Managing Director of Thayer Ventures, an early-stage venture capital firm with a strategic focus on the travel and transportation industry, which he co-founded in July 2009. He leads the firm’s transportation investments and currently serves on the board of several private companies. Since October 2019, Mr. Farrell has served as a director of PropTech Acquisition Corporation, a special purposes acquisition company targeting businesses in the real estate technology industry. Previously, he served as the 44th Mayor of San Francisco in 2018, and prior to his appointment as Mayor, was elected to the San Francisco Board of Supervisors in 2010 and 2014 for successive terms. From 2004 to 2009, Mr. Farrell served as a Vice President in the investment banking group at Thomas Weisel Partners, where he advised companies in the internet and digital media sectors. From 2001 to 2004, he was a practicing attorney at Wilson Sonsini Goodrich & Rosati, advising growth companies on venture capital and M&A transactions. Mr. Farrell received his B.A. from Loyola Marymount University, his M.A. from University College Dublin (Ireland), and his J.D. from the University of Pennsylvania Law School.

We believe that Mr. Farrell’s experience in government and the transportation industry makes him well qualified to serve on our board of directors.

Christopher Hemmeter has been our Co-Chief Executive Officer, Co-President, Secretary and member of our board of directors since July 2020. Mr. Hemmeter currently serves as a Managing Director of Thayer Ventures, an early-stage venture capital firm with a strategic focus on the travel and transportation industry, which he co-founded in July 2009. Previously, he was founder and President of iCare Marketing (sold to Sysco Foodservice Corporation in 2012) and founder and Chief Executive Officer of Dynamic Payment Ventures (sold to Elavon, a subsidiary of US Bank, in 2007). Prior to that, from 1999 to 2002, Mr. Hemmeter was founder and Chief Executive Officer of CriticalArc Technologies, a supply-chain software provider to the foodservice industry, from 1988 to 1992, founder of The Hemmeter Collection, a direct response retailer and from 1988 to 1990, founder of Hemmeter Publishing, a publisher and distributor of travel books and content. He is also currently the owner and founder of E&O Kitchen and Bar, a casual dining restaurant based in San Francisco, which he founded in 1997. In 1986, Mr. Hemmeter joined Hemmeter Investment Company, a real estate developer of destination-resort properties, which developed major destination resort hotels in Hawaii and operated hospitality and travel businesses in the foodservice, gaming, retail and aviation sectors. Mr. Hemmeter received his B.A. from Cornell University, magna cum laude and M.B.A. from Harvard Business School, where he was recognized as a Baker Scholar for his academic achievement.

We believe that Mr. Hemmeter’s experience in the travel and hospitality industries makes him well qualified to serve on our board of directors.

H. Charles Floyd has served as a member and Chairperson of our board of directors since December 2020. In this role, he will advise the company from the consummation of the initial public offering through a special purpose acquisition company. Mr. Floyd currently serves as the Executive Vice President, Global President of Operations of Hyatt Hotels Corporation. Appointed in August 2014, Mr. Floyd leads and develops Hyatt’s shared operation services organization known as the Global Operations Center (“GOC”) and is responsible for the successful operation of Hyatt’s hotels globally. Prior to this role, Mr. Floyd was Executive Vice President, Group President—Global Operations Center from October 2012 to August 2014. Mr. Floyd served as Hyatt’s Chief Operating Officer—North America from January 2006 until October 2012. In this role he was responsible for management of full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada, and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales and has been with Hyatt since 1981. Mr. Floyd has also served on the Board of Directors of Kohl’s Corporation since 2017 and Playa Hotels & Resorts N.V. since 2018. Mr. Floyd received his B.A. from Florida State and his M.B.A. from Northwestern University.

We believe Mr. Floyd’s experience in the travel and hospitality industry makes him well qualified to serve on our board of directors.

Ren Riley has served as a member of our board of directors since December 2020. He is currently the co-founder and managing director of Enclave Liquidity Partners, a private equity firm he co-founded in August 2019, delivering liquidity solutions to founders, executives and key shareholders of late-stage private growth companies. Prior to Enclave, from 2015 to 2019, he was a partner and member of the executive committee with Robertson Stephens, an independent registered investment advisor. Prior to Robertson Stephens, he was a General Partner with Oak Investment Partners, a venture capital firm, from 1999 until the present. Mr. Riley also currently serves on the board of several private companies. Mr. Riley received his A.B. from Dartmouth College.

We believe Mr. Riley’s depth of investment experience makes him well qualified to serve on our board of directors.

Lawrence M. Kutscher has served as a member of our board of directors since December 2020. He is currently the Chief Executive Officer at A Place for Mom, a technology driven senior living referral company since April 2019. Previously, he was the Chief Executive Officer of TravelClick, a cloud-based data and software solution for hotels, from 2010 until December 2018. He also currently serves on the board of A Place for Mom. Mr. Kutscher received his A.B. from Brown University and his M.B.A. from Columbia University.

We believe Mr. Kutscher’s experience in the travel and hospitality and technology industries makes him well qualified to serve on our board of directors.

Caroline Shin has served as a member of our board of directors since December 2020. She is currently the Chief Executive Officer at Vacatia, a hospitality company reinventing the timeshare experience across discovery, booking and stay and has been there since April 2015. She has served on the board of directors of the American Resort Development Association since March 2017 and the Korean American Community Foundation of San Francisco since December 2016. Ms. Shin received her S.B. from Massachusetts Institute of Technology.

We believe Ms. Shin’s experience in the travel and hospitality and technology industries makes her well qualified to serve on our board of directors.

R. David Edelman has served as a member of our board of directors since December 2020. He is currently Director of the Project on Technology, the Economy, & National Security—part of the Internet Policy Research Initiative—at the Massachusetts Institute of Technology (MIT). At MIT, since February 2017, Dr. Edelman has held joint appointments in the Computer Science & Artificial Intelligence Lab (CSAIL) and the Center for International Studies (CIS); teaches in the Electrical Engineering and Computer Science department; and leads research on the governance and global dimensions of technology. Since March 2017, Dr. Edelman has also been a Venture Partner at Anzu Partners and has served on the boards of multiple private technology companies and the non-profit Freedom Forum Institute. He previously spent six years at the White House from December 2010 to January 2017 managing domestic and global technology, economic, and national security policy issues, including as Special Assistant to the President for Economic & Technology Policy and earlier, as the first Director for International Cyber Policy at the National Security Council. He holds a B.A. from Yale and a Master’s and Doctorate from Oxford (UK).

We believe Mr. Edelman’s depth of management experience makes him well qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

As of December 31, 2020, we had seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of R. David Edelman and Lawrence M. Kutscher will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of H. Charles Floyd, Caroline Shin and Ren Riley will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mark E. Farrell and Christopher Hemmeter will expire at our third annual meeting of stockholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Applicable rules of the Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that H. Charles Floyd, Ren Riley, Lawrence M. Kutscher, Caroline Shin and R. David Edelman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are, subject to the transition rules described above for newly listed companies.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charters for each committee are available at the investor relations section of our website at www.thayerventures.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report.

Audit Committee

We have established an audit committee of the board of directors. Ren Riley, Caroline Shin and Lawrence M. Kutscher serve as members of our audit committee. Our board of directors has determined that each of Ren Riley, Caroline Shin and Lawrence M. Kutscher are independent. Ren Riley serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Ren Riley qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are H. Charles Floyd, Ren Riley, Lawrence M. Kutscher, Caroline Shin and R. David Edelman. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. They should have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The board of directors will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The board of directors may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Caroline Shin, R. David Edelman, and Ren Riley and Caroline Shin serves as chairman of the compensation committee.

Our board of directors has determined that each of Caroline Shin, R. David Edelman, and Ren Riley are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available at the investor relations section of our website at www.thayerventures.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including private funds under the management of Thayer Ventures and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, existing and future funds managed by Thayer Ventures and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Mark E. Farrell	Thayer Ventures	Venture Capital	Managing Partner
	PropTech Acquisition Corporation (which has entered into a definitive agreement with Porch.com, Inc.)	Real Estate Technology	Director
	Swiftmile	Transportation	Director
	POSIQ	Restaurant Software	Director
	Viridis	Human Resources Technology	Director

Christopher Hemmeter	Thayer Ventures	Venture Capital	Managing Partner
	Life House Hotels	Hotel Management	Director
	POSIQ	Restaurant Software	Director
	Optii Systems	Hotel Software	Director
	E&O Kitchen & Bar	Restaurant	Owner

H. Charles Floyd	Thayer Ventures	Venture Capital	Director
	Hyatt Hotels Corporation	Hospitality	Executive Vice President, Global President of Operations
	Kohl’s Corporation	Retail	Director
	Playa Hotels & Resorts N.V.	Hospitality	Director

Ren Riley	Thayer Ventures	Venture Capital	Director
	Enclave Liquidity Partners	Private Equity	Cofounder, Managing Director
	Oak Investment Partners	Venture Capital	General Partner

Lawrence Kutscher	A Place for Mom	Elderly Care	Chief Executive Officer, Director

Caroline Shin	Thayer Ventures	Venture Capital	Director
	Vacatia	Hospitality	Chief Executive Officer
	American Resort Development Association	Hospitality	Director
	Korean American Community Foundation of San Francisco	Community Development	Director

R. David Edelman	Thayer Ventures	Venture Capital	Director
	Internet Policy Research Initiative (MIT)	Policy Research	Project Director
	Computer Science & Artificial Intelligence Lab (MIT)	Education	Project Director
	Center for International Studies (MIT)	Education	Project Director
	Anzu Partners	Venture Capital	Venture Partner
	Freedom Forum Institute	Constitutional Rights	Director
	Slyce Acquisition, Inc.	Technology	Director
	Zeteo, Inc.	Technology	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the closing of this offering. However, if our initial stockholders acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 18 months from the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our initial stockholders (or any other permitted assigns, if any) until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking that is a member of FINRA or an independent valuation or accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Our office space and administrative and support services will be provided to us for $20,000 per month by our sponsor commencing on the date of our IPO.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor has agreed to vote any founder shares held by it and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. As of December 31, 2020, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock outstanding. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of December 31, 2020. Unless otherwise noted, the business address of each of our stockholders is 25852 McBean Parkway, Suite 508, Valencia, CA 91355.

	Beneficial Ownership
Name of Securityholder	Class A Shares	%	Class B Shares(1)%			Total Shares	%
Thayer Ventures Acquisition Holdings LLC(2)	—	—	4,187,500	97.1%		4,187,500	19.4%
Glazer Capital, LLC(3)	1,775,000	10.3%	—	—		1,775,000	8.2
Polar Asset Management Partners, Inc.(4)	1,500,000	8.7	—	—		1,500,000	7.0
CVI Investments, Inc.(5)	1,498,500	8.7	—	—		1,498,500	7.0
Mark E. Farrell(2)(6)	—	—	4,187,500	97.1		4,187,500	19.4
Christopher Hemmeter(2)(6)	—	—	4,187,500	97.1		25,000	19.4
H. Charles Floyd(6)	—	—	25,000		*	25,000		*
Ren Riley(6)	—	—	25,000		*	25,000		*
Lawrence M. Kutscher(6)	—	—	25,000		*	25,000		*
Caroline Shin(6)	—	—	25,000		*	25,000		*
R. David Edelman(6)	—	—	25,000		*	25,000		*
All officers and directors as a group (7 individuals) (2)(6)	—	—	4,312,500	100%		4,312,500	20.0%

*	Less than one percent.
(1)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination.

(2)

Our sponsor is the record holder of such shares. Messrs. Farrell and Hemmeter are each a manager of Thayer Ventures Acquisition Holdings LLC, and as such, each has voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have beneficial ownership of the founder shares held directly by our sponsor. Messrs. Farrell and Hemmeter each disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)

Information based on a Schedule 13G filed on January 11, 2020 reporting ownership as of December 31, 2020. Glazer Capital, LLC, serves as an investment manager to certain funds and managed accounts with respect to the shares of Class A common stock. The address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)

Information based on a Schedule 13G filed on February 11, 2021 reporting ownership as of December 31, 2020. Polar Asset Management Partners, Inc. serves as the investment advisor to Polar Multi-Strategy

Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of Class A common stock directly held by PMSMF. The address of Polar Asset Management Partners, Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(5)

Information based on a Schedule 13G filed on December 21, 2020 reporting ownership as of December 10, 2020. Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these shares. The address of CVI Investments, Inc. is P.O. Box 309GT Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.

(6)	Does not include any shares indirectly owned by this individual as a result of his/her ownership interest in our sponsor.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we did not have any equity compensation plans.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a summary of transactions since our formation on July 31, 2020, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2020, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Founder Shares

On August 11, 2020, our sponsor subscribed to purchase 5,031,250 shares of Class B common stock, par value $0.0001 per share, or the founder shares, for an aggregate price of $25,000. On August 13, 2020, our sponsor paid $25,000 for certain offering costs on our behalf in exchange for the issuance of the founder shares. On October 27, 2020, 718,750 founder shares were contributed back to us for no consideration, resulting in an aggregate of 4,312,500 founder shares issued and outstanding. On November 9, 2020, our Sponsor transferred 25,000 founder shares to each of the independent directors. The initial stockholders agreed to forfeit up to 562,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20.0% of our issued and outstanding shares after the IPO. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 562,500 founder shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (A) one year after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last reported sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares .

Private Placement Shares

Simultaneously with the closing of the IPO, we issued 7,175,000 private placement warrants at a price of $1.00 per private placement warrant to our sponsor, generating proceeds of $7.2 million.

Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to our sponsor was added to the proceeds from the IPO held in the trust account. If we do not complete our initial business combination prior to 18 months from our IPO, the private placement warrants will expire worthless. The private placement warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the private placement warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants (except to permitted transferees) until 30 days after the completion of our initial business combination.

Related Party Loans

On August 11, 2020, our sponsor agreed to loan us up to $400,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing and payable on the earlier of the completion of the initial public offering or the date we determine not to conduct an initial public offering. We borrowed $400,000 under the promissory note, and on December 15, 2020, we repaid the promissory note in full.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, or the working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loanswill be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the working capital loansbut no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the date of the IPO and continuing until the earlier of our consummation of a business combination and our liquidation, we will pay our sponsor $20,000 per month for office space and administrative and support services. No charges were incurred as of December 31, 2020.

Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations targets. Our audit committee will review, on a quarterly basis, all payments that are made to our sponsor, executive officers or directors, or their affiliates.

Three qualified institutional buyers not affiliated with our sponsor or any member of our management team purchased 4,497,000 units in our IPO, which comprised 26.1% of the units sold in the IPO. In consideration of providing these significant indications of interest, our anchor investors purchased a membership interest in our sponsor, for nominal consideration, entitling them to an aggregate interest in up to 13.6% of our sponsor, subject to adjustment if our anchor investors do not hold a minimum number of shares of Class A common stock at the time of our initial business combination.

Pursuant to each anchor investor’s subscription agreement with our sponsor, the anchor investors have not been granted any material additional stockholder or other rights and were issued a membership interest in our sponsor with no right to control our sponsor or vote or dispose of the anchor founder shares held by our sponsor. Further, the anchor investors are not required to: (i) hold any units, Class A common stock or warrants they purchased in our initial public offering or thereafter for any amount of time, (ii) vote any Class A common stock they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Class A common stock at the time of our initial business combination.

In the event that the anchor investors vote in favor of our initial business combination, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial business combination.

Sponsor Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Registration Rights Agreement

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Registration Rights Agreement” for a description of this agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” and “—Committees of the Board of Directors” for information regarding the independence of the board of directors and the committees of the board of directors.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the period from July 31, 2020 (inception) to December 31, 2020, by WithumSmith+Brown, PC, our independent registered public accounting firm.

July 31, 2020 (inception) to December 31, 2020
Audit Fees	$76,735
Audit-Related Fees	—
Tax Fees
All Other Fees	—

Total Fees	$76,735

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the period from July 31, 2020 (inception) through December 31, 2020, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from July 31, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from July 31, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from July 31, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from July 31, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the closing of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-249390	3.2	December 1, 2020

3.2	Amended and Restated Bylaws.	S-1	333-249390	3.4	October 8, 2020

4.1	Form of Specimen Unit Certificate.	S-1	333-249390	4.1	October 8, 2020

4.2	Form of Specimen Class A Common Stock Certificate.	S-1	333-249390	4.2	October 8, 2020

4.3	Form of Specimen Warrant Certificate.	S-1	333-249390	4.3	October 8, 2020

4.4	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	4.1	December 16, 2020

4.5^	Description of Securities.

10.1	Investment Management Trust Agreement, dated December 10, 2020, between Continental Stock Transfer& Trust Company and the Company.	8-K	001-39791	10.1	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, among the Company, the Sponsor and the other Holders (as defined therein).	8-K	001-39791	10.3	December 16, 2020

10.3	Form of Indemnity Agreement.	S-1	333-249390	10.3	October 8, 2020

10.4	Letter Agreement, dated December 10, 2020, by and among the Company, the Sponsor, and each director and officer of the Company	8-K	001-39791	10.5	December 16, 2020

10.5	Subscription Agreement, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.5	October 8, 2020

10.6	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.4	December 16, 2020

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7	Promissory Note, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.7	October 8, 2020

10.8	Administrative Support Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.2	December 16, 2020

10.9	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Glazer Special Opportunity Fund I, L.P.	S-1/A	333-249390	10.9	December 9, 2020

10.1	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and SIG Strategic Investments, LLLP.	S-1/A	333-249390	10.10	December 9, 2020

10.11*	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Polar Multi-Strategy Master Fund.	S-1/A	333-249390	10.11	December 9, 2020

24.1^	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

^	Filed herewith
*

The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Thayer Ventures Acquisition Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**

Attached as Exhibit 101 to this Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Cash Flows, (v) Statements of Stockholders’ Equity; and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2021.

THAYER VENTURES ACQUISITION CORPORATION

By:	/s/ MARK E. FARRELL
Name:	Mark E. Farrell
Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Mark E. Farrell and Christopher Hemmeter, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARK E. FARRELL Mark E. Farrell	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial and Accounting Officer)	March 24, 2021

/S/ CHRISTOPHER HEMMETER Christopher Hemmeter	Co-Chief Executive Officer, Co-President and Secretary (Co-Principal Executive Officer)	March 24, 2021

/S/ H. CHARLES FLOYD	Director	March 24, 2021
H. Charles Floyd

/S/ REN RILEY	Director	March 24, 2021
Ren Riley

/S/ LAWRENCE M. KUTSCHER	Director	March 24, 2021
Lawrence M. Kutscher

/S/ CAROLINE SHIN	Director	March 24, 2021
Caroline Shin

/S/ R. DAVID EDELMAN	Director	March 24, 2021
R. David Edelman

THAYER VENTURES ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Thayer Ventures Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Thayer Ventures Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 24, 2021

THAYER VENTURES ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,242,226
Prepaid expenses	509,248

Total current assets	1,751,474
Investments held in Trust Account	175,950,325

Total Assets	$177,701,799

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$296,718
Accrued expenses	70,000
Franchise tax payable	83,836

Total current liabilities	450,554
Deferred underwriting commissions	6,900,000

Total Liabilities	7,350,554
Commitments and Contingencies
Class A common stock; 16,210,906 shares subject to possible redemption at $10.20 per share	165,351,241
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,039,094 shares issued and outstanding (excluding 16,210,906 shares subject to possible redemption)	104
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	5,191,654
Accumulated deficit	(192,185)

Total stockholders’ equity	5,000,004

Total Liabilities and Stockholders’ Equity	$177,701,799

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from July 31, 2020 (inception) to December 31, 2020

General and administrative expenses	$108,674
Franchise tax expenses	83,836

Loss from operations	(192,510)
Interest income on investments held in Trust Account	325

Net Loss	$(192,185)

Weighted average shares outstanding of Class A common stock	17,250,000

Basic and diluted net loss per share, Class A common stock	$—

Weighted average shares outstanding of Class B common stock	3,817,819

Basic and diluted net loss per share, Class B common stock	$(0.05)

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLERS’ EQUITY

For the Period from July 31, 2020 (inception) to December 31, 2020

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of units in initial public offering, gross	17,250,000	1,725	—	—	172,498,275	—	172,500,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(9,156,570)	—	(9,156,570)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,175,000	—	7,175,000
Common stock subject to possible redemption	(16,210,906)	(1,621)	—	—	(165,349,620)	—	(165,351,241)
Net loss	—	—	—	—	—	(192,185)	(192,185)

Balance - December 31, 2020	1,039,094	$104	4,312,500	$431	$5,191,654	$(192,185)	$5,000,004

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from July 31, 2020 (inception) to December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(192,185)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	18,500
Interest income on investments held in Trust Account	(325)
Changes in operating assets and liabilities:
Prepaid expenses	(509,248)
Accounts payable	61,811
Franchise tax payable	83,836

Net cash used in operating activities	(537,611)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(175,950,000)

Net cash used in investing activities	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	265,312
Repayment of note payable to related party	(400,000)
Proceeds received from initial public offering, gross	172,500,000
Proceeds received from private placement	7,175,000
Offering costs paid, net of reimbursement from underwriters	(1,810,475)

Net cash provided by financing activities	177,729,837

Net change in cash	1,242,226
Cash - beginning of the period	—

Cash - end of the period	$1,242,226

Supplemental disclosure of noncash financing activities:
Offering costs paid in exchange for issuance of common stock to Sponsor	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs included in accounts payable	$234,907
Offering costs included in note payable	$116,188
Deferred underwriting commissions in connection with the initial public offering	$6,900,000
Initial value of Class A common stock subject to possible redemption	$165,443,398
Change in value of Class A common stock subject to possible redemption	$(92,157)

.

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Thayer Ventures Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on July 31, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,175,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.2 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $176.0 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (currently at $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.2 million outside of the Trust account and working capital of approximately $1.4 million, excluding approximately $0.1 million of franchise tax payable.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of $400,000 under the Note (as defined Note 4). The Company repaid the Note in full on December 15, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

limit of $250,000 and investments held in Trust Account. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities, or a combination thereof.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, there were no cash equivalents in the Company’s operating cash account.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise taxes payable approximate their fair values primarily due to the short-term nature of the instruments.

The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money, in which case the Company uses NAV as a practical expedient to fair value.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 16,210,906 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per common stock, basic and diluted for Class A common stock is calculated by dividing the income on investments held in the Trust Account of approximately $325, net of applicable income and franchise taxes of approximately $325 for the period from July 31, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock for the period from July 31, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $192,000, less net income attributable to Class A common stock of $0, resulting in a net loss of approximately $192,000, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On December 15, 2020, the Company consummated its Initial Public Offering of 17,250,000 Units, including 2,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions and net of reimbursement from underwriters of approximately $1.7 million. Of the 17,250,000 Units sold, 4,944,550 Units were purchased by three qualified institutional buyers not affiliated with the Sponsor or any member of the management team (the “Anchor Investors”).

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares and Private Placement Shares

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,175,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.2 million.

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

Related Party Loans

On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of the completion of the Initial Public Offering or the date the Company determines not to conduct an Initial Public Offering. The Company borrowed $400,000 under the Note. On December 15, 2020, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date of the final prospectus of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $20,000 per month for office space and administrative and support services. No charges were incurred as of December 31, 2020.

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review, on a quarterly basis, all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates.

Note 5—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration and stockholder rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.45 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.40 per Unit, or $6.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters also made a payment to the Company in an amount equal to 1.0% of the gross proceeds of the Initial Public Offering, or approximately $1.7 million in the aggregate to reimburse certain of the Company’s expenses.

Deferred Consulting Fees

In September 2020, the Company entered into an engagement letter with a consultant to obtain advisory services in connection with its search for a business combination target, pursuant to which the Company agreed to pay a $10,000 initial fee upon execution and a deferred success fee of $50,000 upon the consummation of the Initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 17,250,000 shares of Class A common stock outstanding, including 16,210,906 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the initial stockholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. In no event will the shares of the Company’s Class B common stock convert into shares of the Company’s Class A common stock at a rate of less than one-to-one.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

•	upon a minimum of 30 days’ prior written notice of redemption; and

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7- Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$175,950,325	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ended December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from July 31, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$—
State	—
Deferred
Federal	(40,359)
State	—
Valuation allowance	40,359

Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Net operating loss carryover	$17,537
Start-up/Organization costs	22,822

Total deferred tax assets	40,359
Valuation allowance	(40,359)

Deferred tax asset, net of allowance	$—

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%

Income Taxes Benefit	0.0%

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.