Form 10-K/A
period 2020-12-31
Thayer Ventures Acquisition Corp
filed 2021-05-19
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

As of May 17, 2021, there were 17,250,000 shares of Class A Common Stock and 4,312,500 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to Annual Report on Form 10-K (the “Amended Report”) to “we,” “us,” the “Company” or “our company” are to Thayer Ventures Acquisition Corporation, unless the context otherwise indicates.

This Amended Report amends the Annual Report on Form 10-K of Thayer Ventures Acquisition Corporation for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Original Report”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement titled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed the view that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value recorded each period in earnings. The SEC Staff Statement discusses “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Staff Statement indicates that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Since their issuance on December 15, 2020, our warrants have been accounted for as a component of stockholders’ equity within our balance sheet. After discussion and evaluation and taking into consideration the SEC Staff Statement, we have determined to classify our warrants as liabilities and will subsequently measure them at fair value pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) in our financial statements.

On May 11, 2021, the audit committee of the board of directors, after considering the recommendations of and in consultation with our management, concluded that our previously issued audited financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated due to such change in classification of our warrants and should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of FASB ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrants and our application of ASC 815-40 to the warrants. We reassessed our accounting for the warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the warrants does not impact the amounts previously reported for our cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any period presented herein.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are hereby amending and restating in their entirety in this Amended Report, the following items:

•	Item 1A—Risk Factors;

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8—Financial Statements and Supplementary Data; and

•	Item 9A—Controls and Procedures.

In addition, we are also filing a signature page, and our Co-Chief Executive Officers and Chief Financial Officer have provided with this Amended Report new certifications dated as of the date of this filing

(Exhibits 31.1, 31.2, 32.1 and 32.2). This Amended Report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

We have not amended our prior Current Report on Form 8-K (File No. 001-39791) filed with the SEC on December 21, 2020, which contained our audited balance sheet as of December 15, 2020. The financial information contained in that Current Report on Form 8-K is superseded by the information in this Amended Report, and the financial statements and related financial information contained in such Current Report should no longer be relied upon. This Amended Report continues to describe the conditions as of the date of the Original Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

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

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Amended Report, including our financial statements and related notes and the section of this Amended Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this Amended Report could harm our business, financial condition, results of operations, cash flows, and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Amended Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this Amended Report.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 8,625,000 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 7,175,000 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting with respect to the accounting for complex equity instruments, solely as a result of the classification of our warrants as components of equity instead of as derivative liabilities.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

For the period from July 31, 2020 (inception) through December 31, 2020, we had net loss of $2,959,000, which consisted of $109,000 in general and administrative expenses, $84,000 in franchise tax expense, $411,000 of financing costs – derivative warrant liabilities, and $2,356,000 loss from changes in fair value of derivative warrant liabilities, offset by $325 in interest and investment income in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our IPO and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from July 31, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase in liabilities of $2,356,000.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, assuming the payment of deferred underwriting commissions of $6.9 million and the closing of our initial business combination, 14,654,852 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 8,625,000 warrants to purchase common stock to investors in our IPO and issued 7,175,000 private placement warrants to our sponsor. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the IPO was initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the private placement warrants was initially and subsequently measured at fair value using Black-Scholes.

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

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common stock, basic and diluted for Class A common stock is calculated by dividing the net gain on investments held in the Trust Account of approximately $325, net of applicable income and franchise taxes of approximately $325 for the period from July 31, 2020 (inception) to December 31, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock for the period from July 31, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of $2,959,000, less net income attributable to Class A common stock of approximately $0, resulting in a net loss of $2,959,000, by the weighted average number of Class B common stock outstanding for the period.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness in internal control over financial reporting with respect to the accounting for complex equity instruments as a result of the restatement of our previously issued financial statements discussed below.

Restatement of Previously Issued Financial Statements

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on December 15, 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed the view that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value recorded each period in earnings. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amended Report had not yet been identified.

To remediate the above material weakness, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-249390	3.2	December 1, 2020

3.2	Amended and Restated Bylaws.	S-1	333-249390	3.4	October 8, 2020

4.1	Form of Specimen Unit Certificate.	S-1	333-249390	4.1	October 8, 2020

4.2	Form of Specimen Class A Common Stock Certificate.	S-1	333-249390	4.2	October 8, 2020

4.3	Form of Specimen Warrant Certificate.	S-1	333-249390	4.3	October 8, 2020

4.4	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	4.1	December 16, 2020

4.5	Description of Securities.	10-K	001-39791	4.5	March 24, 2021

10.1	Investment Management Trust Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	10.1	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, among the Company, the Sponsor and the other Holders (as defined therein).	8-K	001-39791	10.3	December 16, 2020

10.3	Form of Indemnity Agreement.	S-1	333-249390	10.3	October 8, 2020

10.4	Letter Agreement, dated December 10, 2020, by and among the Company, the Sponsor, and each director and officer of the Company	8-K	001-39791	10.5	December 16, 2020

10.5	Subscription Agreement, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.5	October 8, 2020

10.6	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.4	December 16, 2020

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7	Promissory Note, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.7	October 8, 2020

10.8	Administrative Support Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.2	December 16, 2020

10.9	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Glazer Special Opportunity Fund I, L.P.	S-1/A	333-249390	10.9	December 9, 2020

10.1	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and SIG Strategic Investments, LLLP.	S-1/A	333-249390	10.10	December 9, 2020

10.11*	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Polar Multi-Strategy Master Fund.	S-1/A	333-249390	10.11	December 9, 2020

24.1	Power of Attorney (included on signature page to the Annual Report on Form 10-K as originally filed).	10-K	001-39791	—	March 24, 2021

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

^	Filed herewith
*

The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Amended Report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Thayer Ventures Acquisition Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**

Attached as Exhibit 101 to this Amended Report formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Cash Flows, (v) Statements of Stockholders’ Equity; and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

Item 16.	Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2021.

THAYER VENTURES ACQUISITION CORPORATION

By:	/s/ MARK E. FARRELL
Name:	Mark E. Farrell
Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARK E. FARRELL Mark E. Farrell	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial and Accounting Officer)	May 19, 2021

/S/ CHRISTOPHER HEMMETER Christopher Hemmeter	Co-Chief Executive Officer, Co-President and Secretary (Co-Principal Executive Officer)	May 19, 2021

*	Director	May 19, 2021
H. Charles Floyd

*	Director	May 19, 2021
Ren Riley

*	Director	May 19, 2021
Lawrence M. Kutscher

*	Director	May 19, 2021
Caroline Shin

*	Director	May 19, 2021
R. David Edelman

*BY: /S/ MARK E. FARRELL
Mark E. Farrell Attorney-in-Fact

THAYER VENTURES ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Thayer Ventures Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Thayer Ventures Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement titled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 19, 2021

THAYER VENTURES ACQUISITION CORP.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,242,226
Prepaid expenses	509,248

Total current assets	1,751,474
Investments held in Trust Account	175,950,325

Total Assets	$177,701,799

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$296,718
Accrued expenses	70,000
Franchise tax payable	83,836

Total current liabilities	450,554
Deferred underwriting commissions	6,900,000
Derivative warrant liabilities	15,871,750

Total Liabilities	23,222,304
Commitments and Contingencies
Class A common stock; 14,654,852 shares subject to possible redemption at $10.20 per share	149,479,490
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,595,148 shares issued and outstanding (excluding 14,654,852 shares subject to possible redemption)	260
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	7,957,848
Accumulated deficit	(2,958,534)

Total stockholders’ equity	5,000,005

Total Liabilities and Stockholders’ Equity	$177,701,799

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from July 31, 2020 (inception) to December 31, 2020

General and administrative expenses	$108,674
Franchise tax expenses	83,836

Loss from operations	(192,510)
Interest and investment income	325
Financing costs - derivative warrant liabilities	(410,849)
Change in fair value of derivative warrant liabilities	(2,355,500)

Net Loss	$(2,958,534)

Weighted average shares outstanding of Class A common stock	17,250,000

Basic and diluted net loss per share, Class A	$—

Weighted average shares outstanding of Class B common stock	3,817,819

Basic and diluted net loss per share, Class B	$(0.77)

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLERS’ EQUITY

As Restated – See Note 2

For the Period from July 31, 2020 (inception) to December 31, 2020

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of units in initial public offering, less fair value of public warrants	17,250,000	1,725	—	—	165,080,775	—	165,082,500
Offering costs, net of reimbursement from underwriters	—	—	—	—	(8,745,721)	—	(8,745,721)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,076,250	—	1,076,250
Common stock subject to possible redemption	(14,654,852)	(1,465)	—	—	(149,478,025)	—	(149,479,490)
Net loss	—	—	—	—	—	(2,958,534)	(2,958,534)

Balance - December 31, 2020 (restated)	2,595,148	$260	4,312,500	$431	$7,957,848	$(2,958,534)	$5,000,005

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from July 31, 2020 (inception) to December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,958,534)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	18,500
Income earned on investments held in Trust Account	(325)
Financing costs - derivative warrant liabilities	410,849
Change in fair value of derivative warrant liabilities	2,355,500
Changes in operating assets and liabilities:
Prepaid expenses	(509,248)
Accounts payable	61,811
Franchise tax payable	83,836

Net cash used in operating activities	(537,611)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(175,950,000)

Net cash used in investing activities	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	265,312
Repayment of note payable to related party	(400,000)
Proceeds received from initial public offering, gross	172,500,000
Proceeds received from private placement	7,175,000
Offering costs paid, net of reimbursement from underwriters	(1,810,475)

Net cash provided by financing activities	177,729,837

Net change in cash	1,242,226
Cash - beginning of the period	—

Cash - end of the period	$1,242,226

Supplemental disclosure of noncash financing activities:
Offering costs paid in exchange for issuance of common stock to Sponsor	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs included in accounts payable	$234,907
Offering costs included in note payable	$116,188
Deferred underwriting commissions in connection with the initial public offering	$6,900,000
Initial value of Class A common stock subject to possible redemption	$165,443,398
Change in value of Class A common stock subject to possible redemption	$(15,963,908)

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments made using cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 2—Restatement of Previously Issued Financial Statements

In May 11, 2021, the Audit Committee of the Board of Directors, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

to purchase common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement titled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed the view that certain warrants issues by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value recorded each period in earnings. Since their issuance on December 15, 2020, the Company’s warrants have been accounted for as a component of stockholders’ equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be classified as liabilities and will subsequently measure them at fair value pursuant to ASC 815-40 in the Company’s financial statements.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the Company’s application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within the warrants and the Company’s application of ASC 815-40 to the warrants. The Company reassessed its accounting for Warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of and for the period ended December 31, 2020 and as of December 15, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$177,701,799	$—	$177,701,799

Liabilities and stockholders’ equity
Total current liabilities	$450,554	$—	$450,554
Deferred underwriting commissions	6,900,000	—	6,900,000
Derivative warrant liabilities	—	15,871,750	15,871,750

Total liabilities	7,350,554	15,871,750	23,222,304
Class A common stock, $0.0001 par value; shares subject to possible redemption	165,351,241	(15,871,750)	149,479,491
Stockholders’ equity
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	104	156	260
Class B common stock - $0.0001 par value	431	—	431
Additional paid-in-capital	5,191,654	2,766,194	7,957,848
Accumulated deficit	(192,185)	(2,766,349)	(2,958,534)

Total stockholders’ equity	5,000,004	1	5,000,005

Total liabilities and stockholders’ equity	$177,701,799	$1	$177,701,800

	Period From July 31, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(192,510)	$—	$(192,510)
Other (expense) income:
Interest income on investments held in Trust Account	325	—	325
Financing costs - derivative warrant liabilities	—	(410,849)	(410,849)
Change in fair value of derivative warrant liabilities	—	(2,355,500)	(2,355,500)

Total other (expense) income	325	(2,766,349)	(2,766,024)

Net loss	$(192,185)	$(2,766,349)	$(2,958,534)

Basic and Diluted weighted-average Class A common shares outstanding	17,250,000	—	17,250,000

Basic and Diluted net income per Class A common share	$—	—	$—

Basic and Diluted weighted-average Class B common shares outstanding	3,817,819	—	3,817,819

Basic and Diluted net loss per Class B common share	$(0.05)	$(0.72)	$(0.77)

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	Period From July 31, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(192,185)	$(2,766,349)	$(2,958,534)
Adjustment to reconcile net loss to net cash used in operating activities	(345,426)	—	(345,426)
Change in fair value of derivative warrant liabilities	—	2,355,500	2,355,500
Financing costs - derivative warrant liabilities	—	410,849	410,849
Net cash used in operating activities	(537,611)	—	(537,611)
Net cash used in investing activities	(175,950,000)	—	(175,950,000)
Net cash provided by financing activities	177,729,837	—	177,729,837

Net change in cash	$1,242,226	$—	$1,242,226

	As of December 15, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$178,262,938	$—	$178,262,938

Liabilities and stockholders’ equity
Total current liabilities	$919,531	$—	$919,531
Deferred underwriting commissions	6,900,000	—	6,900,000
Derivative warrant liabilities	—	13,516,250	13,516,250

Total liabilities	7,819,531	13,516,250	21,335,781
Class A common stock, $0.0001 par value; shares subject to possible redemption	165,443,398	(13,516,250)	151,927,148
Stockholders’ equity
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	103	132	235
Class B common stock - $0.0001 par value	431	—	431
Additional paid-in-capital	5,099,498	410,717	5,510,215
Accumulated deficit	(100,023)	(410,849)	(510,872)

Total stockholders’ equity	5,000,009	—	5,000,009

Total liabilities and stockholders’ equity	$178,262,938	$—	$178,262,938

Note 3—Summary of Significant Accounting Policies

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities, or a combination thereof.

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money, in which case the Company uses NAV as a practical expedient to fair value.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 8,625,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,175,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.4 million is included in financing cost -derivative warrant liabilities in the statement of operations and $8.7 million is included in stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 14,654,852 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per common stock, basic and diluted for Class A common stock is calculated by dividing the income on investments held in the Trust Account of approximately $325, net of applicable income and franchise taxes of approximately $325 for the period from July 31, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock for the period from July 31, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of $2,959,000, less net income attributable to Class A common stock of $0, resulting in a net loss of $2,959,000, by the weighted average number of Class B common stock outstanding for the period.

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

Note 4—Initial Public Offering

On December 15, 2020, the Company consummated its Initial Public Offering of 17,250,000 Units, including 2,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 5—Related Party Transactions

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 6—Commitments and Contingencies

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 8,625,000 and 7,175,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 8—Stockholders’ Equity

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preferred shares outstanding.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$172,500,000	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$15,871,750

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 31, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model and Black-Scholes.

The fair value of the Public Warrants issued in connection with the Public Offering have been measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

The estimated fair value of the Private Placement Warrants and the Public Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 15, 2020	As of December 31, 2020
	Public and Private	Public and Private
Exercise price	$11.50	$11.50
Volatility	15.0%	15.0%
Stock price	$9.57	$9.98
Expected life of the options to convert	6.54	6.5
Risk-free rate	0.58%	0.58%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 31, 2020 (inception)	$—
Issuance of Public and Private Warrants	13,516,250
Change in fair value of derivative warrant liabilities	2,355,500

Derivative warrant liabilities at December 31, 2020	$15,871,750

Note 10—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from July 31, 2020 (inception) through December 31, 2020.

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Financing cost - derivative warrant liabilities	(16.72)%
Change in fair value of derivative warrant liabilities	(2.92)%
Change in Valuation Allowance	(1.4)%

Income Taxes Benefit	0.0%

THAYER VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, including in Note 2 — Restatement of Previously Issued Financial Statements, based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.