Form 10-Q
period 2021-03-31
Thayer Ventures Acquisition Corp
filed 2021-05-28
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39791

THAYER VENTURES ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-2426959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25852 McBean Parkway

Valencia, CA 91335

(Address of Principal Executive Offices, including zip code)

(415) 782-1414

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☒    No ☐

As of May 26, 2021, 17,250,000 shares of Class A Common Stock, $0.0001 par value, and 4,312,500 shares of Class B Common Stock, $0.0001 par value, were issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THAYER VENTURES ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$813,316	$1,242,226
Prepaid expenses	474,092	509,248

Total current assets	1,287,408	1,751,474
Investments held in Trust Account	175,980,259	175,950,325

Total Assets	$177,267,667	$177,701,799

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,033	$296,718
Accrued expenses	70,000	70,000
Franchise tax payable	96,391	83,836

Total current liabilities	256,424	450,554
Deferred underwriting commission	6,900,000	6,900,000
Derivative warrant liabilities	9,551,750	15,871,750

Total Liabilities	16,708,174	23,222,304

Commitments and Contingencies

Class A common stock; 15,250,930 and 14,654,852 shares subject to possible redemption at $10.20 per share at March 31, 2021 and December 31, 2020, respectively	155,559,786	149,479,490

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 1,000,000 shares authorized; 1,999,070 and 2,595,148 shares issued and outstanding in (excluding 15,250,930 and 14,654,852 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	200	260
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	1,877,912	7,957,848
Retained earnings (accumulated deficit)	3,121,464	(2,958,534)

Total stockholders’ equity	5,000,007	5,000,005

Total Liabilities and Stockholders’ Equity	$177,267,667	$177,701,799

The accompanying notes are an integral part of these condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$221,169
Franchise tax expenses	48,767

Loss from operations	(269,936)
Interest income	29,934
Change in fair value of derivative warrant liabilities	6,320,000

Net income	$6,079,998

Weighted average shares outstanding of Class A common stock	17,250,000

Basic and diluted net income per common share, Class A	$—

Weighed average shares outstanding of Class B common stock	4,312,500

Basic and diluted net income per common share, Class B	$1.41

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	2,595,148	$260	4,312,500	$431	$7,957,848	$(2,958,534)	$5,000,005
Class A common stock subject to possible redemption	(596,078)	(60)	—	—	(6,079,936)	—	(6,079,996)
Net income	—	—	—	—	—	6,079,998	6,079,998

Balance – March 31, 2021 (unaudited)	1,999,070	$200	4,312,500	$431	$1,877,912	$3,121,464	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$6,079,998
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(29,934)
Change in fair value of derivative warrant liabilities	(6,320,000)
Changes in operating assets and liabilities:
Prepaid expenses	35,156
Accounts payable	(206,685)
Franchise tax payable	12,555

Net Cash Used in Operating Activities	(428,910)

Net decrease in cash	(428,910)

Cash - beginning of the period	1,242,226

Cash - end of the period	$813,316

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$6,079,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization, Business Operations and Basis of Presentation.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments made using cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Thayer Ventures Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on December 10, 2020. On December 15, 2020, the Company consummated its IPO of 17,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions (Note 4) and net of reimbursement from the underwriters of approximately $1.7 million.

Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 7,175,000 warrants to purchase Class A common stock (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.2 million (Note 3).

Upon the closing of the IPO and the Private Placement, approximately $176.0 million ($10.20 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (currently at $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the IPO, or June 15, 2022, (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 19, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $813,000 outside of the Trust Account and working capital of approximately $1.1 million, excluding approximately $96,000 of franchise tax payable.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for the issuance of the Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of $400,000 under the Note (as defined Note 4). The Company repaid the Note in full on December 15, 2020. Subsequent to the consummation of the IPO, the Company’s liquidity have been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

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

Note 2. Significant Accounting Policies.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities, or a combination thereof.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

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

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

The 8,625,000 warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the 7,175,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes. As of March 31, 2021, the public price is used for the Public Warrants.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the IPO

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO on December 15, 2020. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 15,250,930 and 14,654,852 shares of Class A common stock subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. The average stock price was below the $11.50 purchase price, therefore, the earnings are diluted. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per common stock, basic and diluted for Class A common stock is calculated by dividing the income on investments held in the Trust Account of approximately $30,000, net of applicable income and franchise taxes of approximately $30,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the periods. Net income per common stock, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net income of $6.1 million, less net income attributable to Class A common stock of $0, resulting in a net loss of $6.1 million, by the weighted average number of Class B common stock outstanding for the period.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to potential income tax examinations by major taxing authorities.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Initial Public Offering.

On December 15, 2020, the Company consummated its IPO of 17,250,000 Units, including 2,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions and net of reimbursement from underwriters of approximately $1.7 million. Of the 17,250,000 Units sold, 4,944,550 Units were purchased by three qualified institutional buyers not affiliated with the Sponsor or any member of the management team (the “Anchor Investors”).

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 5).

Note 4. Related Party Transactions.

Founder Shares and Private Placement Shares

On August 11, 2020, the Sponsor subscribed to purchase 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. On August 13, 2020, the Sponsor paid $25,000 for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares. On October 27, 2020, 718,750 Founder Shares were contributed back to the Company for no consideration, resulting in an aggregate of 4,312,500 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. On November 9, 2020, the Sponsor transferred 25,000

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Founder Shares to each of the independent director nominees. The initial stockholders agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 7,175,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.2 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of the completion of the IPO or the date the Company determines not to conduct an IPO. The Company borrowed $400,000 under the Note. On December 15, 2020, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date of the final prospectus of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company will pay the Sponsor a total of $20,000 per month for office space and administrative and support services. For the three months ended March 31, 2021, no charges were incurred.

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

Note 5. Commitments and Contingencies.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights following the consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.45 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.40 per Unit, or $6.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters also made a payment to the Company in an amount equal to 1.0% of the gross proceeds of the IPO, or approximately $1.7 million in the aggregate to reimburse certain of the Company’s expenses.

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

Note 6. Derivative Warrant Liabilities.

As of March 31, 2021 and December 31, 2020, the Company had 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants outstanding.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

7. Stockholders’ Equity.

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 1,999,070 and 2,595,148 shares of Class A common stock outstanding, excluding 15,250,930 and 14,654,852 shares of Class A common stock subject to possible conversion that were classified as temporary equity, respectively, in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the initial stockholders agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one-to-one.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$175,980,259	$—	$—
Liabilities:
Derivative warrant liabilities (public)	5,175,000	—	—
Derivative warrant liabilities (private)	—	—	4,376,750

December 31, 2020

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$172,500,000	$—	$—
Liabilities:
Derivative warrant liabilities (public)	$—	$—	$8,625,000
Derivative warrant liabilities (private)			7,246,750

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using Black-Scholes as of each measurement date. The fair value of Public Warrants have been measured based on the listed market price of such warrants since September 2020. For the three months ended March 31, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of $6.3 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were transfers of Public Warrants between level 3 and level 1 for three months ended March 31, 2021.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

THAYER VENTURES ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of December 31, 2020
	Private	Private
Exercise price	$11.50	$11.50
Volatility	10.0%	15.4%
Stock price	$9.90	$9.98
Expected life of the options to convert	6.25	6.5
Risk-free rate	1.22%	0.58%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$15,871,750
Transfer of Public warrant liabilities to Level 1	(3,450,000)
Change in fair value of warrant liabilities	(2,870,000)

Derivative warrant liabilities at March 31, 2021	$9,551,750

Note 9. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “we,” “us” or the “Company” refer to Thayer Ventures Acquisition Corporation. References to the “sponsor” refer to Thayer Ventures Acquisition Holdings LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K, as amended, for the period ended December 31, 2020, or the Amended Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, on May 19, 2021.    Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on July 31, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, or the initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, we had not commenced any operations. All activity for the period from July 31, 2020 (inception) through March 31, 2021 relates to our formation and our initial public offering, or IPO. We will not generate any operating revenues until after the consummation of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.

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

Upon the closing of the IPO and the private placement, $176.0 million ($10.20 per unit) of the net proceeds of the IPO and certain of the proceeds from the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Liquidity and Capital Resources

As of March 31, 2021, we had $813,000 outside of the trust account and $1.1 million of working capital, excluding amount of franchise tax payable.

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

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from our sponsor, or an affiliate of our sponsor, or certain of our officers and directors, to meet our needs through the earlier of the consummation of an initial business combination or one year from the filing of this Quarterly Report on Form 10-Q. Over this time period, we intend to use these funds to pay existing accounts payable, identify and evaluate prospective initial business combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select a target business to merge with or acquire, and structure, negotiate and consummate the initial business combination.

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

Results of Operations

Our entire activity since inception through March 31, 2021, related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income and dividends on investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $6.1 million, which consisted of $221,000 in general and administrative costs and $49,000 of franchise tax expense, which was offset by interest and investment income held in Trust Account of $30,000 and a change in fair value of derivative warrant liabilities of $6.3 million.

Contractual Obligations

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 15,250,930 and 14,654,852 shares of Class A common stock subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

We issued 8,625,000 warrants to purchase common stock to investors in our IPO and issued 7,175,000 private placement warrants to our sponsor. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the IPO was initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the private placement warrants was initially and subsequently measured at fair value using Black-Scholes. As of March 31, 2021, the public price is used for the Public Warrants.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. The average stock price was below the $11.50 purchase price, therefore, the earnings are diluted. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per common stock, basic and diluted for Class A common stock is calculated by dividing the income on investments held in the Trust Account of approximately $30,000, net of applicable income and franchise taxes of approximately $30,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the periods. Net income per common stock, basic and diluted for Class B common stock for the three months ended March

31, 2021 is calculated by dividing the net income of $6.1 million, less net income attributable to Class A common stock of $0, resulting in net income of $6.1 million, by the weighted average number of Class B common stock outstanding for the period.

Recent Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

We do not believe that any recently issued, but not yet effective, ASUs, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the accounting for complex equity instruments as a result of the restatement of our previously issued financial statements as more fully described in Item 9A – “Controls and Procedures” of our Amended Annual Report.

In light of this material weakness, we performed additional analysis as we deemed necessary to ensure that these unaudited interim financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified.

To remediate the above material weakness, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements included in our Amended Annual Report.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Amended Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Amended Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

^	Filed herewith.
*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Thayer Ventures Acquisition Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**

Attached as Exhibit 101 to this Quarterly Report formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Cash Flows, (v) Statements of Stockholders’ Equity; and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THAYER VENTURES ACQUISITION CORPORATION

Date: May 28, 2021	/S/ MARK E. FARRELL
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer

Date: May 28, 2021	/S/ CHRISTOPHER HEMMETER
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President and Secretary