Form 10-Q
period 2021-06-30
Thayer Ventures Acquisition Corp
filed 2021-08-16
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 16, 2021, 17,250,000 shares of Class A Common Stock, $0.0001 par value, and 4,312,500 shares of Class B Common Stock, $0.0001 par value, were issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM
10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THAYER VENTURES ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$536,241	$1,242,226
Prepaid expenses	371,434	509,248

Total current assets	907,675	1,751,474
Investments held in Trust Account	175,983,363	175,950,325

Total Assets	$176,891,038	$177,701,799

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$271,335	$296,718
Accrued expenses	75,000	70,000
Franchise tax payable	131,241	83,836

Total current liabilities	477,576	450,554
Deferred underwriting commissions	6,900,000	6,900,000
Derivative warrant liabilities	20,611,750	15,871,750

Total Liabilities	27,989,326	23,222,304

Commitments and Contingencies

Class A common stock; $0.0001 par value; 14,108,010 and 14,654,852 shares subject to possible redemption at $10.20 per share at June 30, 2021 and December 31, 2020, respectively	143,901,702	149,479,490

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,141,990 and 2,595,148 shares issued and outstanding (excluding 14,108,010 and 14,654,852 shares subject to possible redemption) at June 30, 2020 and December 31, 2020, respectively	314	260
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	13,535,582	7,957,848
Accumulated deficit	(8,536,317)	(2,958,534)

Total stockholders’ equity	5,000,010	5,000,005

Total Liabilities and Stockholders’ Equity	$176,891,038	$177,701,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$551,570	$772,738
Franchise tax expenses	49,315	98,082

Loss from operations	(600,885)	(870,820)
Other income (expenses):
Income earned on investments held in Trust Account	3,104	33,037
Change in fair value of derivative warrant liabilities	(11,060,000)	(4,740,000)

Net loss	$(11,657,781)	$(5,577,783)

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000

Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500

Basic and diluted net loss per share, Class B	$(2.70)	$(1.29)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	2,595,148	$260	4,312,500	$431	$7,957,848	$(2,958,534)	$5,000,005
Class A Common stock subject to possible redemption	(596,078)	(60)	—	—	(6,079,936)	—	(6,079,996)
Net income	—	—	—	—	—	6,079,998	6,079,998

Balance—March 31, 2021 (unaudited)	1,999,070	200	4,312,500	431	1,877,912	3,121,464	5,000,007
Class A Common stock subject to possible redemption	1,142,920	114	—	—	11,657,670	—	11,657,784
Net loss	—	—	—	—	—	(11,657,781)	(11,657,781)

Balance—June 30, 2021 (unaudited)	3,141,990	$314	4,312,500	$431	$13,535,582	$(8,536,317)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(5,577,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(33,037)
Change in fair value of derivative warrant liabilities	4,740,000
Changes in operating assets and liabilities:
Prepaid expenses	137,813
Accounts payable	(25,383)
Accrued expenses	5,000
Franchise tax payable	47,405

Net cash used in operating activities	(705,985)

Net decrease in cash	(705,985)

Cash—beginning of the period	1,242,226

Cash—end of the period	$536,241

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$5,577,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on investments held in Trust made using cash and cash equivalents from the proceeds derived from the IPO.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the funds held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
Liabilities from Equity
. If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all or are not a holder of record of Public Shares on the record date established in connection with a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Proposed Business Combination
On June 30, 2021, Thayer Ventures Acquisition Corporation, a Delaware corporation (“TVAC” or “Thayer”), Passport Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of TVAC (“Blocker Merger Sub 1”), Passport Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of TVAC (“Blocker Merger Sub 2”), Passport Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of TVAC (“Blocker Merger Sub 3” and, together with Blocker Merger Sub 1 and Blocker Merger Sub 2, the “Blocker Merger Subs”, and together with the Company Merger Sub (as defined below), the “Merger Subs”), KPCB Investment I, Inc., a Delaware corporation (“KPCB Blocker”), Inspirato Group, Inc., a Delaware corporation (“IVP Blocker”), W Capital Partners III IBC, Inc., a Delaware corporation (“W Capital Blocker”, and together with KPCB Blocker and the IVP Blocker, the “Blockers”), Passport Company Merger Sub, LLC a Delaware limited liability company (“Company Merger Sub”, and together with TVAC and the Blocker Merger Subs, the “TVAC Parties”), and Inspirato LLC, a Delaware limited liability company (“Inspirato”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which (i) KPCB Blocker will

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

merge with and into Blocker Merger Sub 1, with Blocker Merger Sub 1 as the surviving company and wholly-owned subsidiary of TVAC (the “KPCB Blocker Merger”), (ii) IVP Blocker will merge with an into Blocker Merger Sub 2, with Blocker Merger Sub 2 as the surviving company and wholly-owned subsidiary of TVAC (the “IVP Blocker Merger”), (iii) W Capital Blocker will merge with and into Blocker Merger Sub 3, with Blocker Merger Sub 3 as the surviving company and wholly-owned subsidiary of TVAC (the “W Capital Blocker Merger,” and together with the KPCB Blocker Merger and the IVP Blocker Merger and any mergers involving blockers that are not party to the Business Combination Agreement (if any), the “Blocker Mergers”) and (iv) immediately following the Blocker Mergers, Company Merger Sub will merge with and into Inspirato, with Inspirato as the surviving company (“Surviving Company”), resulting in Inspirato becoming a subsidiary of TVAC (the “Company Merger,” together with the Blocker Mergers, the “Mergers” and together with the other transactions related thereto, the “Proposed Transactions”).
Transaction Consideration
Upon the consummation of the Mergers, the aggregate consideration to be paid or issued in exchange for the units of Inspirato will be (i) approximately $1.07 billion (the “Valuation”) of equity consideration, payable in the form of shares of TVAC Class A Common Stock, in the case of the Blockers, or New Company Units and shares of TVAC Class V Common Stock in the case of all other unitholders of Inspirato, (ii) an amount in cash (if any), to be determined by the Inspirato prior to the closing of the Proposed Transactions (the “Closing”), subject to the limitations set forth in the Business Combination Agreement, and (iii) certain rights under the Tax Receivables Agreement (as described below). The Valuation will be adjusted upward on a dollar-for-dollar
basis by (a) the amount by which Inspirato’s net cash at the Closing exceeds $20 million, and (b) the amount by which TVAC’s transaction expenses exceeds $15 million. The aggregate equity and cash consideration payable in the Mergers will be allocated among the Blockers and other unitholders of Inspirato in accordance with his, her or its respective pro rata share. Options to purchase Common Units of Inspirato will be converted into options to purchase shares of TVAC Class A Common Stock at an exchange ratio based on the value of equity and cash consideration (but excluding the value of any rights payable under the Tax Receivables Agreement) payable to the unitholders of Inspirato, and will be subject to the same terms and conditions, including vesting.
Refer to the Company’s current report on Form
8-K,
filed with the SEC on June 30, 2021, for more information.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on May 19, 2021.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $536,000 outside of the Trust Account and working capital of approximately $561,000 (not taking into account approximately $131,000 in tax obligations that may be paid using investment income classified in the Trust Account).
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
Note 2. Significant Accounting Policies
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “
Fair Value Measurements
,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;
Level 3: Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. In accordance with ASC Topic
825-10
“Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.
The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model and the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issued were charged to stockholders’ equity upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 14,108,010 and 14,654,852 shares of Class A common stock subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
Net Income (Loss) Per Share of Common Stock
The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per common stock. Net income per common stock, basic and diluted, for Class A common stock is calculated by dividing the income earned on investments held in Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 15,800,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income earned on investments held in Trust Account	$3,104	$33,037
Less: Company’s portion available to be withdrawn to pay taxes	(3,104)	(33,037)

Net income attributable to Class A common stock	$—	$—

Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000

Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net loss minus net income allocable to Class A common stock
Net loss	$(11,657,781)	$(5,577,783)
Net income allocable to Class A common stock	—	—

Net loss attributable to Class B common stock	$(11,657,781)	$(5,577,783)

Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500

Basic and diluted net loss per share, Class B common stock	$(2.70)	$(1.29)

Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $176,000 and $40,000, respectively, with a full valuation allowance against them.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Related Party Loans
On August 11, 2020, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of the completion of the IPO or the date the Company determines not to conduct an IPO. The Company borrowed $400,000 under the Note. On December 15, 2020, the Company repaid the Note in full. Subsequent to repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date of the final prospectus of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of

$20,000
per month for office space and administrative and support services. The Sponsor has waived fees under such agreement since the IPO, as such there were no charges incurred or accrued for as of June 30, 2021.
The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review, on a quarterly basis, all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. For the three and six months ended June 30, 2021, no charges were incurred or accrued.
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
Note 6. Derivative Warrant Liabilities.
As of June 30, 2021 and December 31, 2020, the Company had 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants outstanding.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
7. Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 3,141,990 and 2,595,148 shares of Class A common stock outstanding, excluding 14,108,010 and 14,654,852 shares of Class A common stock subject to possible conversion that were classified as temporary equity, respectively, in the accompanying condensed consolidated balance sheet.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$175,983,363	$—		$—
Liabilities:
Derivative warrant liabilities (public)	$11,212,500	$—		$—
Derivative warrant liabilities (private)	$—	$9,399,250	$
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$172,500,000	$—	$—
Liabilities:
Derivative warrant liabilities (public)	$—	$—	$8,625,000
Derivative warrant liabilities (private)	$—	$—	$7,246,750
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of February 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.
Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants and Private Placement Warrants. For the three and six months ended June 30, 2021, the Company recognized a non-operating loss resulting from a increase in the fair value of liabilities of approximately
 $11.1 million and $4.7
million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of March 31, 2021
	Public	Public
Exercise price	$11.50	$11.50
Volatility	15.4%	10.0%
Stock price	$9.98	$9.90
Expected life of the options to convert	6.5	6.25
Risk-free rate	0.58%	1.22%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$15,871,750
Transfer of public warrant liabilities to Level 1	(8,625,000)
Change in fair value of warrant liabilities	(2,870,000)

Derivative warrant liabilities at March 31, 2021	4,376,750
Transfer of Private Placement Warrants to Level 2	(4,376,750)

Derivative warrant liabilities at June 30, 2021	$—

Note 9. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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
As of June 30, 2021, we had not commenced any operations. All activity for the period from July 31, 2020 (inception) through June 30, 2021 relates to our formation and our initial public offering, or IPO. We will not generate any operating revenues until after the consummation of our initial Business Combination, at the earliest. We generate non-operating
income in the form of income earned on investments held in Trust on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.
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
Proposed Business Combination
On June 30, 2021, Thayer Ventures Acquisition Corporation, a Delaware corporation (“TVAC” or “Thayer”), Passport Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of TVAC (“Blocker Merger Sub 1”), Passport Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of TVAC (“Blocker Merger Sub 2”), Passport Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of TVAC (“Blocker Merger Sub 3” and, together with Blocker Merger Sub 1 and Blocker Merger Sub 2, the “Blocker Merger Subs”, and together with the Company Merger Sub (as defined below), the “Merger Subs”), KPCB Investment I, Inc., a Delaware corporation (“KPCB Blocker”), Inspirato Group, Inc., a Delaware corporation (“IVP Blocker”), W Capital Partners III IBC, Inc., a Delaware corporation (“W Capital Blocker”, and together with KPCB Blocker and the IVP Blocker, the “Blockers”), Passport Company Merger Sub, LLC a Delaware limited liability company (“Company Merger Sub”, and together with TVAC and the Blocker Merger Subs, the “TVAC Parties”), and Inspirato LLC, a Delaware limited liability company (“Inspirato”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which (i) KPCB Blocker will merge with and into Blocker Merger Sub 1, with Blocker Merger Sub 1 as the surviving company and wholly-owned subsidiary of TVAC (the “KPCB Blocker Merger”), (ii) IVP Blocker will merge with an into Blocker Merger Sub 2, with Blocker Merger Sub 2 as the surviving company and wholly-owned subsidiary of TVAC (the “IVP Blocker Merger”), (iii) W Capital Blocker will merge with and into Blocker Merger Sub 3, with Blocker Merger Sub 3 as the surviving company and wholly-owned subsidiary of TVAC (the “W Capital Blocker Merger,” and together with the KPCB Blocker Merger and the IVP Blocker Merger and any mergers involving blockers that are not party to the Business Combination Agreement (if any), the “Blocker Mergers”) and (iv) immediately following the Blocker Mergers, Company Merger Sub will merge with and into Inspirato, with Inspirato as the surviving company (“Surviving Company”), resulting in Inspirato becoming a subsidiary of TVAC (the “Company Merger,” together with the Blocker Mergers, the “Mergers” and together with the other transactions related thereto, the “Proposed Transactions”).
Transaction Consideration
Upon the consummation of the Mergers, the aggregate consideration to be paid or issued in exchange for the units of Inspirato will be (i) approximately $1.07 billion (the “Valuation”) of equity consideration, payable in the form of shares of TVAC Class A Common Stock, in the case of the Blockers, or New Company Units and shares of TVAC Class V Common Stock in the case of all other unitholders of Inspirato, (ii) an amount in cash (if any), to be determined by the Inspirato prior to the closing of the Proposed Transactions (the “Closing”), subject to the limitations set forth in the Business Combination Agreement, and (iii) certain rights under the Tax Receivables Agreement (as described below). The Valuation will be adjusted upward on a dollar-for-dollar
basis by (a) the amount by which Inspirato’s net cash at the Closing exceeds $20 million, and (b) the amount by which TVAC’s transaction expenses exceeds $15 million. The aggregate equity and cash consideration payable in the Mergers will be allocated among the Blockers and other unitholders of Inspirato in accordance with his, her or its respective pro rata share. Options to purchase Common Units of Inspirato will be converted into options to purchase shares of TVAC Class A Common Stock at an exchange ratio based on the value of equity and cash consideration (but excluding the value of any rights payable under the Tax Receivables Agreement) payable to the unitholders of Inspirato, and will be subject to the same terms and conditions, including vesting.
Refer to the Company’s current report on Form
8-K,
filed with the SEC on June 30, 2021, for more information.
Liquidity and Capital Resources
As of June 30, 2021, we had $536,000 outside of the trust account and $561,000 of working capital (not taking into account approximately $131,000 in tax obligations that may be paid using investment income classified in the Trust Account).
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
Results of Operations
Our entire activity since inception through June 30, 2021, related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating
income in the form of income earned on investments held in the Trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of $11.7 million, which consisted of $552,000 in general and administrative costs and $49,000 of franchise tax expense and approximately $11.1 million change in fair value of derivative warrant liabilities, partially offset by income earned on investments held in Trust Account of approximately $3,000.
For the six months ended June 30, 2021, we had net loss of $5.6 million, which consisted of $773,000 in general and administrative costs, approximately $98,000 of franchise tax expense and approximately $4.7 million change in fair value of derivative warrant liabilities, partially offset income earned on investments held in Trust Account of approximately $33,000.

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. In accordance with ASC Topic
825-10
“Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model and the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 14,108,010 and 14,654,852 shares of Class A common stock subject to possible redemption at the redemption amount, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
Net Income (Loss) Per Share of Common Stock
The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per common stock. Net income per common stock, basic and diluted, for Class A common stock is calculated by dividing the income earned on investments held in Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 15,800,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.
Recent Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU,
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and

Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
We do not believe that any recently issued, but not yet effective, ASUs, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
and
15d-15(e)
under the Exchange Act), as of June 30, 2021. Based upon their evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the accounting for complex equity instruments as a result of the restatement of our previously issued financial statements as more fully described in Item 9A – “Controls and Procedures” of our Amended Annual Report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the execution of the material weakness remediation activities described below. As previously reported in our Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 19, 2021, our internal control over financial reporting did not result in the proper classification of our warrants.
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

PART II—OTHER INFORMATION

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
10-Q,
there have been no material changes to the risk factors disclosed in our Amended Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1+	Business Combination Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021 (File No. 001-39791))

10.1	Form of Transaction Support Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021 (File No. 001-39791))

10.2	Sponsor Side Letter, dated June 30, 2021 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021 (File No. 001-39791))

10.3	Form of Subscription Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021 (File No. 001-39791))

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*^	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+
Certain exhibits and schedules to this Exhibit have been omitted in accordance with
Regulation S-K
Item 601(a)(5). The Registrant agrees to supplementally furnish a copy of any omitted exhibit or schedule to the SEC upon its request.

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

THAYER VENTURES ACQUISITION CORPORATION

Date: August 16, 2021	/S/ M ARK E. F ARRELL
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer

Date: August 16, 2021	/S/ C HRISTOPHER H EMMETER
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President and Secretary