Form 10-Q
period 2021-09-30
Thayer Ventures Acquisition Corp
filed 2021-11-12
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of November
12
, 2021, 17,250,000 shares of Class A Common Stock, $0.0001 par value, and 4,312,500 shares of Class B Common Stock, $0.0001 par value, were issued and outstanding.

THAYER VENTURES ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM
10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THAYER VENTURES ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$396,362	$1,242,226
Prepaid expenses	258,173	509,248

Total current assets	654,535	1,751,474
Investments held in Trust Account	175,987,897	175,950,325

Total Assets	$176,642,432	$177,701,799

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$509,426	$296,718
Accrued expenses	71,500	70,000
Franchise tax payable	173,872	83,836

Total current liabilities	754,798	450,554
Deferred underwriting commissions	6,900,000	6,900,000
Derivative warrant liabilities	18,170,000	15,871,750

Total Liabilities	25,824,798	23,222,304
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 17,250,000 shares at $10.20 per share at September 30, 2021 and December 31, 2020, respectively	175,950,000	175,950,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	—	—
Accumulated deficit	(25,132,797)	(21,470,936)

Total Stockholders’ Deficit	(25,132,366)	(21,470,505)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$176,642,432	$177,701,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For The Period From July 31, 2020 (Inception) through September 30, 2020
General and administrative expenses	$480,498	$1,253,237	$19,764
Franchise tax expenses	49,863	147,945	33,475

Loss from operations	(530,361)	(1,401,182)	(53,239)
Other income (expenses):
Income earned on investments held in Trust Account	4,534	37,571	—
Change in fair value of derivative warrant liabilities	2,441,750	(2,298,250)	—

Net income (loss)	$1,915,923	$(3,661,861)	$(53,239)

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.17)	$—

Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500	4,312,500

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.17)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Common Stock					Accumulated Deficit	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(21,470,936)	$(21,470,505)
Net income	—	—	—	—	—	6,079,998	6,079,998

Balance - March 31, 2021 (unaudited)	—	—	4,312,500	431	—	(15,390,938)	(15,390,507)
Net loss	—	—	—	—	—	(11,657,782)	(11,657,782)

Balance - June 30, 2021 (unaudited)	—	—	4,312,500	431	—	(27,048,720)	(27,048,289)
Net income	—	—	—	—	—	1,915,923	1,915,923

Balance - September 30, 2021 (unaudited)	—	$—	4,312,500	$431	$—	$(25,132,797)	$(25,132,366)

For the Period From July 31, 2020 (Inception) through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(53,239)	(53,239)

Balance - September 30, 2020	—	$—	4,312,500	$431	$24,569	$(53,239)	$(28,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From July 31, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(3,661,861)	$(53,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(37,571)	—
Change in fair value of derivative warrant liabilities	2,298,250	—
General and administrative expenses paid by Sponsor under note payable	—	8,500
Changes in operating assets and liabilities:
Prepaid expenses	251,074	—
Accounts payable	212,708	11,264
Accrued expenses	1,500	—
Franchise tax payable	90,036	33,475

Net cash used in operating activities	(845,864)	—

Net decrease in cash	(845,864)	—
Cash - beginning of the period	1,242,226	—

Cash - end of the period	$396,362	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid in exchange for issuance of common stock to Sponsor	$—	$25,000
Offering costs included in accrued expenses and accounts payable	$—	$120,357
Offering costs included in note payable	$—	$78,781
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Organization, Business Operations and Basis of Presentation.
Thayer Ventures Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on July 31, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies
.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on the proceeds derived from the IPO.
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
Proposed Business Combination
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Refer to the Company’s current report on Form
8-K,
filed with the SEC on June 30, 2021, for more information.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
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
Revision to Previously Reported Financial Statement
s
In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its unaudited condensed consolidated financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $
5,000,001
.

Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the IPO resulted in a decrease of approximately $
5.5
 million in additional
paid-in
capital and an increase of approximately $
15.1
 million to accumulated deficit, as well as a reclassification of
2,057,286
shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on December
21
,
2020
, Form
10-K/A
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the audited balance sheet as of December 31, 2020, is a reclassification of $23.0 million from total stockholders’ equity to Class A common stock subject to possible redemption. The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $16.9 million and $28.6 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $
396
,000 outside of the Trust Account and working capital of approximately $74,000 (not taking into account approximately $
174
,000 in tax obligations that may be paid using investment income classified in the Trust Account).
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no
cash equivalents as of September 30, 2021 and December 31, 2020.
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
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;

•	Level 3: Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model and the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480
“Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.
Accordingly, as of the IPO,

17,250,000
shares
of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated condensed balance sheets.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective with the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IP
O
 (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period From July 31, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,532,738	$383,185	$(2,929,489)	$(732,372)	$—	$(53,239)
Denominator:
Basic and diluted weighted average common shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	4,312,500

Basic and diluted net income (loss) per common s tock	$0.09	$0.09	$(0.17)	$(0.17)	$—	$(0.01)

Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $286,000 and $40,000, respectively, with a full valuation allowance against them.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to potential income tax examinations by major taxing authorities.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date of the final prospectus of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $20,000 per month for office space and administrative and support services. The Sponsor has waived fees under such agreement since the IPO, as such there were no charges incurred or accrued for as of September 30, 2021.
The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review, on a quarterly basis, all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. For the three and nine months ended September 30, 2021, no charges were incurred or accrued.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 6. Derivative Warrant Liabilities.
As of September 30, 2021 and December 31, 2020, the Company had 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants outstanding.
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00:
Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $
18.00
per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any
20
trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
at a price of $
0.10
per warrant upon a minimum of
30
days’ prior written notice of redemption provided that during such
30
day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table based on the redemption date and the “fair market value” of the shares of Class A common stock (as defined below); provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such 30 day period, the Company shall redeem such warrants for $
0.10
per share;

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
7. Class A Common Stock Subject to Possible Redemption
The

Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 17,250,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Fair value of Public Warrants at issuance	(7,417,500)
Offering costs allocated to Class A common stock subject to possible redemption	(8,745,721)
Plus:
Accretion on Class A common stock subject to possible redemption amount	19,613,221

Class A common stock subject to possible redemption	$175,950,000

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue
100,000,000
shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 17,250,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompany condensed consolidated balance sheet (see Note 7).
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.
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
Note 9. Fair Value Measurements.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$175,987,897	$—	$—
Liabilities:
Derivative warrant liabilities (public)	$9,918,750	$—	$—
Derivative warrant liabilities (private)	$—	$8,251,250	$—

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$175,950,325	$—	$—
Liabilities:
Derivative warrant liabilities (public)	$—	$—	$8,625,000
Derivative warrant liabilities (private)	$—	$—	$7,246,750
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of February 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.
Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants and Private Placement Warrants. For the three and nine months ended September 30, 2021, the Company recognized a non-operating
gain and loss resulting from a decrease and an increase in the fair value of liabilities of approximately $2.4 million and $2.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial measurement date:

At initial issuance
Exercise price	$11.50
Volatility	15.4%
Stock price	$9.98
Expected life of the options to convert	6.54
Risk-free rate	0.58%
Dividend yield	0.0%

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$15,871,750
Transfer of public warrant liabilities to Level 1	(8,625,000)
Change in fair value of warrant liabilities	(2,870,000)

Derivative warrant liabilities at March 31, 2021	4,376,750
Transfer of private warrant liabilities to Level 2	(4,376,750)
Change in fair value of warrant liabilities	—

Derivative warrant liabilities at June 30, 2021	—

Derivative warrant liabilities at September 30, 2021	$—

Note 10. Subsequent Events
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
As of September 30, 2021, we had not commenced any operations. All activity for the period from July 31, 2020 (inception) through September 30, 2021 relates to our formation and our initial public offering, or IPO. We will not generate any operating revenues until after the consummation of our initial Business Combination, at the earliest. We generate non-operating
income in the form of income earned on investments held in Trust on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.
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
Liquidity and Capital Resources
As of September 30, 2021, we had $396,000 outside of the trust account and $74,000 of working capital (not taking into account approximately $174,000 in tax obligations that may be paid using investment income classified in the Trust Account).
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
Results of Operations
Our entire activity since inception through September 30, 2021, related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating
income in the form of income earned on investments held in the Trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of $1.9 million, which consisted of approximately $2.4 million change in fair value of derivative warrant liabilities, approximately $5,000 earned on investments held in Trust Account of approximately, partially offset by general and administrative expenses of approximately $480,000 and $50,000 of franchise tax expense.
For the nine months ended September 30, 2021, we had net loss of $3.7 million, which consisted of $1.3 million in general and administrative costs, approximately $148,000 of franchise tax expense and approximately $2.3 million change in fair value of derivative warrant liabilities, partially offset by income earned on investments held in Trust Account of approximately $38,000.
For the period from July 31, 2020 (inception) through September 30, 2020, we had net loss of $53,000, which consisted of $20,000 in general and administrative costs and approximately $33,000 of franchise tax expense.
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
The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model and the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption
We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2 nd
quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
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

2.1+
Amendment, dated September 15, 2021, to the Business Combination Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 1.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on September 16, 2021 (File No. 001-39791).

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

THAYER VENTURES ACQUISITION CORPORATION

Date: November 12, 2021	/S/ M ARK E. F ARRELL
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer

Date: November 12, 2021	/S/ C HRISTOPHER H EMMETER
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President and Secretary