Form 10-K/A
period 2020-12-31
Thayer Ventures Acquisition Corp
filed 2021-12-02
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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
As of
December
2
, 2021, there were 17,250,000 shares of Class A Common Stock and 4,312,500 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form 10-K (the “Amended Report”) to “we,” “us,” the “Company” or “our company” are to Thayer Ventures Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends Amendment No. 1 to the Annual Report on Form 10-K/A of Thayer Ventures Acquisition Corporation for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2021 (the “Amendment No. 1”) which amended the Annual Repo
r
t on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 24, 2021 (the “Original Report”).
Historically, in accordance with ASC 480-10-S99-3A, the Company has classified a portion of its redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), as permanent equity to maintain stockholders’ equity greater than $5,000,000, on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”).
In September 2021, in connection with the preparation of the Company’s unaudited interim financial statements for the quarter ended September 30, 2021, the Company re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. Pursuant to such re-evaluation, the Company’s management subsequently determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In previous periods, the Company had classified a portion of its Class A common stock in total stockholders’ equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should revise its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
As a result, in the unaudited interim financial statements for the quarter ended September 30, 2021, filed with the SEC in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Third Quarter 10-Q”), the Company followed the approach set forth above by classifying all of its Public Shares subject to possible redemption in temporary equity. The Company determined to present this revision in a prospective manner in all future filings. Under this approach, the Company’s previously issued financial statements would not be amended or restated, but financial statements presented in future filings would be recast to be consistent with the presentation for the unaudited interim financial statements as of September 30, 2021.
On November 19, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”), after considering the recommendations of, and in consultation with the Company’s management, concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post IPO Balance Sheet”), as previously revised in Amendment No. 1, (ii) audited financial statements included in Amendment No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of common stock and should no longer be relied upon. As such, in this Amendment No. 2, the Company restates its financial statements for the Post IPO Balance Sheet and the Company’s audited financial statements included in Amendment No. 1. The Company will restate its unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in an amendment to the Third Quarter 10-Q (the “Amended Third Quarter 10-Q”). The Company does not intend to file amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”) or on the Company’s previously reported assets. The impact of the revisions is limited to reclassification of amounts from total stockholders’ equity to Class A common stock subject to possible redemption. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company will also revise its historical earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Amended Third Quarter
10-Q.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are hereby amending and restating in their entirety in this Amendment No. 2, the following items:

•	Item 1A—Risk Factors;

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8—Financial Statements and Supplementary Data; and

•	Item 9A—Controls and Procedures.
In addition, we are also filing a signature page, and our Co-Chief Executive Officers and Chief Financial Officer have provided with this Amendment No. 2 new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2). This Amendment No. 2 should be read in conjunction with Amendment No. 1 and with our filings with the SEC subsequent to Amendment No. 1.
We have not amended our prior Current Report on Form 8-K (File No. 001-39791) filed with the SEC on December 21, 2020, which contained our audited balance sheet as of December 15, 2020. The financial information contained in that Current Report on Form 8-K is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such Current Report should no longer be relied upon. This Amendment No. 2 continues to describe the conditions as of the date of the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the First Amended Filing.
Except as described above, no other information included in the Original Report or Amendment No. 1 is being amended or updated by this Amendment No. 2, and accordingly, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the respective filing dates of the Original Report or Amendment No. 1 or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report and Amendment No. 1 and the Company’s other filings with the SEC.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K/A
for the year ended December 31, 2020, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on
Form 10-K/A
may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form
10-K/A.
Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on
Form 10-K/A.

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
Form 10-K/A
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

REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION OR CERTAIN STOCKHOLDER VOTES TO AMEND OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination (which is initially anticipated to be $10.20 per share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, subject to the limitation that no	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under	If we are unable to consummate an initial business combination within 18 months from the closing of our IPO, we will redeem all public shares at a per-share
price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.20 per share), including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding public shares.

	REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION OR CERTAIN STOCKHOLDER VOTES TO AMEND OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
	redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	the Exchange Act or a going- private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

Impact to remaining stockholders	The redemptions in connection with our initial business combination or certain stockholder votes to amend our amended and restated certificate of incorporation will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining stockholder after such redemptions.

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
You may also view our SEC filings at the investor relations section of our website at
www.thayerventures.com
. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report.
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
Our management and our audit committee has determined that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting with respect to the interpretation and accounting for certain complex financial instruments.
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
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part II, Item 8 of this Annual Report on
Form 10-K/A.
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
Liquidity and Going Concern
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Class A Common Stock Subject to Possible Redemption
We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480
Distinguishing Liabilities from Equity
. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Net Income (Loss) Per Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260,
Earnings Per Share
. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 31, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness in internal control over financial reporting with respect to the accounting for certain complex financial instruments as a result of the restatement of our previously issued financial statements discussed below.
Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequently, our management has concluded that internal controls over financial reporting were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
Management’s Report on Internal Controls over Financial Reporting
This Annual Report on Form
10-K/A
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

Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charters for each committee are available at the investor relations section of our website at
www.thayerventures.com
. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report.
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
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available at the investor relations section of our website at
www.thayerventures.com
. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
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

	Beneficial Ownership
Name of Securityholder	Class A Shares	%	Class B Shares (1)%		Total Shares	%
Thayer Ventures Acquisition Holdings LLC (2)	—	—	4,187,500	97.1%	4,187,500	19.4%
Glazer Capital, LLC (3)	1,775,000	10.3%	—	—	1,775,000	8.2
Polar Asset Management Partners, Inc. (4)	1,500,000	8.7	—	—	1,500,000	7.0
CVI Investments, Inc. (5)	1,498,500	8.7	—	—	1,498,500	7.0
Mark E. Farrell (2) (6)	—	—	4,187,500	97.1	4,187,500	19.4
Christopher Hemmeter (2)(6)	—	—	4,187,500	97.1	25,000	19.4
H. Charles Floyd (6)	—	—	25,000	*	25,000	*
Ren Riley (6)	—	—	25,000	*	25,000	*
Lawrence M. Kutscher (6)	—	—	25,000	*	25,000	*
Caroline Shin (6)	—	—	25,000	*	25,000	*
R. David Edelman (6)	—	—	25,000	*	25,000	*
All officers and directors as a group (7 individuals) (2)(6)	—	—	4,312,500	100%	4,312,500	20.0%

*	Less than one percent.
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

(3)
Information based on a Schedule 13G filed on January 11, 2020 reporting ownership as of December 31, 2020. Glazer Capital, LLC, serves as an investment manager to certain funds and managed accounts with respect to the shares of Class A common stock. The address of Glazer Capital, LLC is 250 West 55 th
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

Audit Fees
.
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
Audit-Related Fees
.
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
Tax Fees
.
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from July 31, 2020 (inception) through December 31, 2020.
All Other Fees
.
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
(a) The following documents are filed as part of this report:
1. Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-249390	3.2	December 1, 2020

3.2	Amended and Restated Bylaws.	S-1	333-249390	3.4	October 8, 2020

4.1	Form of Specimen Unit Certificate.	S-1	333-249390	4.1	October 8, 2020

4.2	Form of Specimen Class A Common Stock Certificate.	S-1	333-249390	4.2	October 8, 2020

4.3	Form of Specimen Warrant Certificate.	S-1	333-249390	4.3	October 8, 2020

4.4	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	4.1	December 16, 2020

4.5	Description of Securities.	10-K	001-39791	4.5	March 24, 2021

10.1	Investment Management Trust Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	10.1	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, among the Company, the Sponsor and the other Holders (as defined therein).	8-K	001-39791	10.3	December 16, 2020

10.3	Form of Indemnity Agreement.	S-1	333-249390	10.3	October 8, 2020

10.4	Letter Agreement, dated December 10, 2020, by and among the Company, the Sponsor, and each director and officer of the Company	8-K	001-39791	10.5	December 16, 2020

10.5	Subscription Agreement, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.5	October 8, 2020

10.6	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.4	December 16, 2020

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7	Promissory Note, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.7	October 8, 2020

10.8	Administrative Support Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.2	December 16, 2020

10.9	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Glazer Special Opportunity Fund I, L.P.	S-1/A	333-249390	10.9	December 9, 2020

10.1	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and SIG Strategic Investments, LLLP.	S-1/A	333-249390	10.10	December 9, 2020

10.11	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Polar Multi-Strategy Master Fund.	S-1/A	333-249390	10.11	December 9, 2020

24.1	Power of Attorney (included on signature page to the Annual Report on Form 10-K as originally filed).	10-K	001-39791	—	March 24, 2021

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS**	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	INLINE XBRL Taxonomy Extension Schema Document

101.DEF**	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Filed herewith
*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Amended Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Thayer Ventures Acquisition Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form
10-K/A,
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2021.

THAYER VENTURES ACQUISITION CORPORATION

By:	/s/ M ARK E. F ARRELL
Name:	Mark E. Farrell
Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/ S / M ARK E. F ARRELL Mark E. Farrell	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial and Accounting Officer)	December 2, 2021

/ S / C HRISTOPHER H EMMETER Christopher Hemmeter	Co-Chief Executive Officer, Co-President and Secretary (Co-Principal Executive Officer)	December 2, 2021

*	Director	December 2, 2021
H. Charles Floyd

*	Director	December 2, 2021
Ren Riley

*	Director	December 2, 2021
Lawrence M. Kutscher

*	Director	December 2, 2021
Caroline Shin

*	Director	December 2, 2021
R. David Edelman

*B Y : / S / M ARK E. F ARRELL
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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by June 15, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
May 17, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 2, 2021

THAYER VENTURES ACQUISITION CORP.
BALANCE SHEET
As Restated – See Note 2
December 31, 2020

Assets:
Current assets:
Cash	$1,242,226
Prepaid expenses	509,248

Total current assets	1,751,474
Investments held in Trust Account	175,950,325

Total Assets	$177,701,799

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$296,718
Accrued expenses	70,000
Franchise tax payable	83,836

Total current liabilities	450,554
Deferred underwriting commissions	6,900,000
Derivative warrant liabilities	15,871,750

Total Liabilities	23,222,304
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 17,250,000 shares at $10.20 per share	175,950,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated deficit	(21,470,936)

Total stockholders’ deficit	(21,470,505)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,701,799

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.
STATEMENT OF OPERATIONS
As Restated – See Note 2
For the Period from July 31, 2020 (inception) to December 31, 2020

General and administrative expenses	$108,674
Franchise tax expenses	83,836

Loss from operations	(192,510)
Interest and investment income	325
Financing costs - derivative warrant liabilities	(410,849)
Change in fair value of derivative warrant liabilities	(2,355,500)

Net Loss	$(2,958,534)

Weighted average shares outstanding of Class A common stock	2,079,787

Basic and diluted net loss per share, Class A	$(0.50)

Weighted average shares outstanding of Class B common stock	3,817,819

Basic and diluted net loss per share, Class B	$(0.50)

The accompanying notes are an integral part of these financial statements.

THAYER VENTURES ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLERS’ DEFICIT
As Restated – See Note 2
For the Period from July 31, 2020 (inception) to December 31, 2020

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,076,250	—	1,076,250
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,100,819)	(18,512,402)	(19,613,221)
Net loss	—	—	—	—	—	(2,958,534)	(2,958,534)

Balance—December 31, 2020 (restated)	—	$—	4,312,500	$431	$—	$(21,470,936)	$(21,470,505)

The accompanying notes are an integral part of these financial statements.

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)
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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form
10-K/A
(Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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
Liquidity and Going Concern
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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

Note 2—Restatement of Previously Issued Financial Statements
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on
Form 10-K/A,
filed with the SEC on May 19, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity, recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and to calculate earnings per share by allocating income and losses pro rata for each class of common stock.
The Company’s previously filed financial statements that contained the error were initially reported in the Company’s
Form 8-K
filed with the SEC on December 21, 2020 (the
“Post-IPO
Balance Sheet”), and the Company’s Annual Report on
10-K
for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its
Form 10-K
as filed with the SEC on May 19, 2021, as well as the
Form 10-Qs
for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s
Form 10-Q
for the quarterly period ended September 30, 2021. The unaudited financial statements for the quarterly period ended September 30, 2021 already applied the updated classification of the Class A common stock subject to possible redemption. Please see Note 1, Note 3, Note 8 and Note 9, which have been updated to reflect the restatement of the financials contained in this Annual Report.
The change in the carrying value of the redeemable shares of Class A common stock in the
Post-IPO
Balance Sheet resulted in a decrease of approximately $5.5 million in additional paid-in
capital and an increase of approximately $18.5 million to accumulated deficit, as well as a reclassification of 2,355,182 shares of Class A common stock from permanent equity to temporary equity as presented below.

As of December 15, 2020:	As Previously Reported	Adjustment	As Restated
Total assets	$178,262,938	$—	$178,262,938

Total liabilities	$21,335,781	$—	$21,335,781

Class A common stock subject to possible redemption	151,927,148	24,022,852	175,950,000
Preferred stock	—	—	—
Class A common stock	235	(235)	—
Class B common stock	431	—	431
Additional paid-in captial	5,510,215	(5,510,215)	—
Accumulated deficit	(510,872)	(18,512,402)	(19,023,274)

Total stockholders’ equity (deficit)	$5,000,009	$(24,022,852)	$(19,022,843)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (D e ficit)	$178,262,938	$—	$178,262,938

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

As of December 31, 2020:	As Previously Reported	Adjustment	As Restated
Total assets	$177,701,799	$—	$177,701,799

Total liabilities	$23,222,304	$—	$23,222,304

Class A common stock subject to possible redemption	149,479,490	26,470,510	175,950,000
Preferred stock	—	—	—
Class A common stock	260	(260)	—
Class B common stock	431	—	431
Additional paid-in captial	7,957,848	(7,957,848)	—
Accumulated deficit	(2,958,534)	(18,512,402)	(21,470,936)

Total stockholders’ equity (deficit)	$5,000,005	$(26,470,510)	$(21,470,505)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$177,701,799	$—	$177,701,799

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:
The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from July 31, 2020 (inception) through December 31, 2020:

For the Period from July 31, 2020 (inception) through December 31, 2020
	As Restated	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$165,443,398	$(165,443,398)	$—
Change in value of Class A common stock subject to possible redemption	$(15,963,908)	$15,963,908	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from July 31, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Class A Common Stock
	As Previously Reported	Adjustment	As Restated
For the Period from July 31, 2020 (inception) through December 31, 2020
Net loss	$(2,958,534)	$—	$(2,958,534)
Weighted average shares outstanding	17,250,000	(15,170,213)	2,079,787
Basic and diluted earnings per share	$0.00	$(0.50)	$(0.50)

	Earnings Per Share for Class B Common Stock
	As Previously Reported	Adjustment	As Restated
For the Period from July 31, 2020 (inception) through December 31, 2020
Net loss	$(2,958,534)	$—	$(2,958,534)
Weighted average shares outstanding	3,817,819	0	3,817,819
Basic and diluted earnings per share	$(0.77)	$0.27	$(0.50)
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.4 million is included in financing cost -derivative warrant liabilities in the statement of operations. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 31, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	The Period From July 31, 2020 (Inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(1,043,325)	$(1,915,209)
Denominator:
Basic and diluted weighted average common stock outstanding	2,079,787	3,817,819

Basic and diluted net loss per common stock	$(0.50)	$(0.50)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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
8-
Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote
for each share. As of the Initial Public Offering, there were 17,250,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Fair value of Public Warrants at issuance	(7,417,500)
Offering costs allocated to Class A common stock subject to possible redemption	(8,745,721)
Plus:
Accretion on Class A common stock subject to possible redemption amount	19,613,221

Class A common stock subject to possible redemption	$175,950,000

Note 9—Stockholders’ Deficit
Preferred Stock
 – The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preferred shares outstanding.

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

Class
 A
 Common Stock
 —   The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 17,250,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.
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
Note 10—Fair Value Measurements
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

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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

Note 11—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. There was no income tax expense for the period from July 31, 2020 (inception) through December 31, 2020.

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

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
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Financing cost—derivative warrant liabilities	(16.72)%
Change in fair value of derivative warrant liabilities	(2.92)%
Change in Valuation Allowance	(1.4)%

Income Taxes Benefit	0.0%

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

Note 12—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein and below, including in Note 2 — Restatement of Previously Issued Financial Statements, based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
Proposed Business Combination
On June 30, 2021, the Company, Passport Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Blocker Merger Sub 1”), Passport Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Blocker Merger Sub 2”), Passport Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Blocker Merger Sub 3” and, together with Blocker Merger Sub 1 and Blocker Merger Sub 2, the “Blocker Merger Subs”, and together with the Company Merger Sub (as defined below), the “Merger Subs”), KPCB Investment I, Inc., a Delaware corporation (“KPCB Blocker”), Inspirato Group, Inc., a Delaware corporation (“IVP Blocker”), W Capital Partners III IBC, Inc., a Delaware corporation (“W Capital Blocker”, and together with KPCB Blocker and the IVP Blocker, the “Blockers”), Passport Company Merger Sub, LLC a Delaware limited liability company (“Company Merger Sub”, and together with the Company and the Blocker Merger Subs, the “TVAC Parties”), and Inspirato LLC, a Delaware limited liability company (“Inspirato”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which (i) KPCB Blocker will merge with and into Blocker Merger Sub 1, with Blocker Merger Sub 1 as the surviving company and wholly-owned subsidiary of the Company (the “KPCB Blocker Merger”), (ii) IVP Blocker will merge with an into Blocker Merger Sub 2, with Blocker Merger Sub 2 as the surviving company and wholly-owned subsidiary of the Company (the “IVP Blocker Merger”), (iii) W Capital Blocker will merge with and into Blocker Merger Sub 3, with Blocker Merger Sub 3 as the surviving company and wholly-owned subsidiary of the Company (the “W Capital Blocker Merger,” and together with the KPCB Blocker Merger and the IVP Blocker Merger and any mergers involving blockers that are not party to the Business Combination Agreement (if any), the “Blocker Mergers”) and (iv) immediately following the Blocker Mergers, Company Merger Sub will merge with and into Inspirato, with Inspirato as the surviving company (“Surviving Company”), resulting in Inspirato becoming a subsidiary of the Company (the “Company Merger,” together with the Blocker Mergers, the “Mergers” and together with the other transactions related thereto, the “Proposed Transactions”).
Transaction Consideration
Upon the consummation of the Mergers, the aggregate consideration to be paid or issued in exchange for the units of Inspirato will be (i) approximately $1.07 billion (the “Valuation”) of equity consideration, payable in the form of shares of the Company’s Class A Common Stock, in the case of the Blockers, or New Company Units and shares of the Company’s Class V Common Stock in the case of all other unitholders of Inspirato, (ii) an amount in cash (if any), to be determined by the Inspirato prior to the closing of the Proposed Transactions (the “Closing”), subject to the limitations set forth in the Business Combination Agreement, and (iii) certain rights under the Tax Receivables Agreement (as described below). The Valuation will be adjusted upward on a dollar-for-dollar
basis by (a) the amount by which Inspirato’s net cash at the Closing exceeds $20 million, and (b) the amount by which the Company’s transaction expenses exceeds $15 million. The aggregate equity and cash consideration payable in the Mergers will be allocated among the Blockers and other unitholders of Inspirato in accordance with his, her or its respective pro rata share. Options to purchase Common Units of Inspirato will be converted into options to purchase shares of the Company’s Class A Common Stock at an exchange ratio based on the value of equity and cash consideration (but excluding the value of any rights payable under the Tax Receivables Agreement) payable to the unitholders of Inspirato, and will be subject to the same terms and conditions, including vesting.

THAYER VENTURES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (As Restated)

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Refer to the Company’s current report on Form
8-K,
filed with the SEC on June 30, 2021, for more information.