Form 10-Q/A
period 2021-09-30
Thayer Ventures Acquisition Corp
filed 2021-12-02
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM
10-Q/A

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
As of December 2,
2021,
17,250,000 shares of Class A Common Stock, $0.0001 par value, and 4,312,500 shares of Class B Common Stock, $0.0001 par value, were issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Thayer Ventures Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Thayer Ventures Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Q3 Form 10-Q”).
On November 12, 2021, Thayer Ventures Acquisition Corporation (the “Company”) filed its Q3 Form 10-Q, which included a footnote to the financial statements titled “Note 1, Revision of Previously Issued Financial Statements” (“Note 1”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 15, 2020. As described in Note 1, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management subsequently re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company determined to present this correction in a prospective manner in all future filings. Under this approach, the Company’s previously issued financial statements would not be amended or restated, but financial statements presented in future filings would be recast to be consistent with the presentation for the unaudited interim financial statements as of September 30, 2021. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
On November 19, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”), after considering the recommendations of, and in consultation with the Company’s management, concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the period ended December 31, 2020, filed with the SEC on May 19, 2021 (“2020
Form 10-K/A
No. 1”), (ii) audited financial statements included in the 2020
Form 10-K/A
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
In reaching this conclusion, the Audit Committee considered that, although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements. However, the Company determined the changes were not qualitatively material to the Company’s previously issued unaudited financial statements for the quarters ended March 31, 2021 and June 30, 2021 and is not restating such financial statements. Instead, the Company has revised such previously issued unaudited interim financial statements in Note 1 to this Amendment No. 1. The restated audited financial statements for the period ended December 31, 2020 are being filed on an Annual Report on
Form 10-K/A
(“2020
Form 10-K/A
No. 2”).
The above changes will not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO or on the Company’s previously reported total assets.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are hereby amending and restating in their entirety in this Amendment No. 1, the following items:

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8—Financial Statements and Supplementary Data; and

•	Item 9A—Controls and Procedures.
In addition, we are also filing a signature page, and our Co-Chief Executive Officers and Chief Financial Officer have provided with this Amendment No. 1 new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2). This Amendment No. 1 should be read in conjunction with the 2020 Form 10-K/A No. 2 and with our filings with the SEC subsequent to the Q3 Form 10-Q.

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

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For The Period From July 31, 2020 (Inception) through September 30, 2020
General and administrative expenses	$480,498	$1,253,237	$19,764
Franchise tax expenses	49,863	147,945	33,475

Loss from operations	(530,361)	(1,401,182)	(53,239)
Other income (expenses):
Income earned on investments held in Trust Account	4,534	37,571	—
Change in fair value of derivative warrant liabilities	2,441,750	(2,298,250)	—

Net income (loss)	$1,915,923	$(3,661,861)	$(53,239)

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.17)	$—

Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.17)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Common Stock					Accumulated Deficit	Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit

Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(21,470,936)	$(21,470,505)
Net incom e	—	—	—	—	—	6,079,998	6,079,998

Balance - March 31, 2021 (unaudited), as restated	—	—	4,312,500	431	—	(15,390,938)	(15,390,507)
Net loss	—	—	—	—	—	(11,657,782)	(11,657,782)

Balance - June 30, 2021 (unaudited), as restated	—	—	4,312,500	431	—	(27,048,720)	(27,048,289)
Net income	—	—	—	—	—	1,915,923	1,915,923

Balance - September 30, 2021 (unaudited)	—	$—	4,312,500	$431	$—	$(25,132,797)	$(25,132,366)

For the Period From July 31, 2020 (Inception) through September 30, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(53,239)	(53,239)

Balance - September 30, 2020 (unaudited)	—	$—	4,312,500	$431	$24,569	$(53,239)	$(28,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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
Restatement of Previously Reported Financial Statement
s
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company
.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity, recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per share by allocating income and losses pro rata for each class of common stock. As such, the Company is reporting these restatements to those periods in this quarterly report.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$177,267,667	$—	$177,267,667
Total liabilities	$16,708,174	$—	$16,708,174
Class A common stock subject to possible redemption	155,559,486	20,390,514	175,950,000
Preferred stock	—	—	—
Class A common stock	200	(200)	—
Class B common stock	431	—	431
Additional paid-in capital	1,877,912	(1,877,912)	—
Retained Earnings (accumulated deficit)	3,121,464	(18,512,402)	(15,390,938)
Total stockholders’ equity (deficit)	$5,000,007	$(20,390,514)	$(15,390,507)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$177,267,667	$—	$177,267,667
The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$6,079,996	$(6,079,996)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021:	As Previously Reported	Adjustment	As Restated
Total assets	$176,891,038	$—	$176,891,038
Total liabilities	$27,989,326	$—	$27,989,326
Class A common stock subject to possible redemption	143,901,702	32,048,298	175,950,000
Preferred stock	—	—	—
Class A common stock	314	(314)	—
Class B common stock	431	—	431
Additional paid-in capital	13,535,582	(13,535,582)	—
Retained earnings (accumulated deficit)	(8,536,317)	(18,512,402)	(27,048,719)
Total stockholders’ equity (deficit)	$5,000,010	$(32,048,298)	$(27,048,288)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$176,891,038	$—	$176,891,038

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$5,577,788	$(5,577,788)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A Common Stock
	As Previously Reported	Adjustment	As Restated
For the Three Months Ended March 31, 2021
Net income	$6,079,998	$—	$6,079,998
Weighted average shares outstanding	17,250,000	—	17,250,000
Basic and diluted earnings per share	$0.00	$0.28	$0.28
For the Three Months Ended June 30, 2021
Net loss	$(11,657,781)	$—	$(11,657,781)
Weighted average shares outstanding	17,250,000	—	17,250,000
Basic and diluted earnings per share	$0.00	$(0.54)	$(0.54)
For the Six Months Ended June 30, 2021
Net loss	$(5,577,783)	$—	$(5,577,783)
Weighted average shares outstanding	17,250,000	—	17,250,000
Basic and diluted earnings per share	$0.00	$(0.26)	$(0.26)

	Earnings Per Share for Class B Common Stock
	As Previously Reported	Adjustment	As Restated
For the Three Months Ended March 31, 2021
Net income	$6,079,998	$—	$6,079,998
Weighted average shares outstanding	4,312,500	—	4,312,500
Basic and diluted earnings per share	$1.41	$(1.13)	$0.28
For the Three Months Ended June 30, 2021
Net loss	$(11,657,781)	$—	$(11,657,781)
Weighted average shares outstanding	4,312,500	—	4,312,500
Basic and diluted earnings per share	$(2.70)	$2.16	$(0.54)
For the Six Months Ended June 30, 2021
Net loss	$(5,577,783)	$—	$(5,577,783)
Weighted average shares outstanding	4,312,500	—	4,312,500
Basic and diluted earnings per share	$(1.29)	$1.03	$(0.26)

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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
Liquidity and Going Concern
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

1
4

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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
Fair Value Measurement
s
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

1
6

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period From July 31, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,532,738	$383,185	$(2,929,489)	$(732,372)	$—	$(53,239)
Denominator:
Basic and diluted weighted average common shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	3,750,000

Basic and diluted net income (loss) per common s tock	$0.09	$0.09	$(0.17)	$(0.17)	$—	$(0.01)

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

1
7

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

1
8

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

1
9

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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
Note 6. Derivative Warrant Liabilities.
As of September 30, 2021 and December 31, 2020, the Company had 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available
.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

2
2

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

2
3

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

2
4

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

2
5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form
10-Q/A
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form
10-K,
as amended, for the period ended December 31, 2020, or the Amended Annual Report, filed with the U.S. Securities and Exchange
Commission, or the SEC, on December 2, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Liquidity and Going Concern
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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
10-Q/A,
there have been no material changes to the risk factors disclosed in our Amended Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1+	Amendment, dated September 15, 2021, to the Business Combination Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 1.1 filed with the Registrant’s Current Report on Form 8-K, filed with the SEC on September 16, 2021 (File No. 001-39791).

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*^	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL**	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH**	INLINE XBRL Taxonomy Extension Schema Document

101.DEF**	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

THAYER VENTURES ACQUISITION CORPORATION

Date: December 2, 2021	/S/ M ARK E. F ARRELL
	Name:	Mark E. Farrell
	Title:	Co-Chief Executive Officer, Co-President and Chief Financial Officer

Date: December 2, 2021	/S/ C HRISTOPHER H EMMETER
	Name:	Christopher Hemmeter
	Title:	Co-Chief Executive Officer, Co-President and Secretary

34