Form 10-K
period 2021-12-31
Thayer Ventures Acquisition Corp
filed 2022-02-09
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Rule 12b-2
of the Exchange Act).    YES  ☒    NO  ☐
The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A Common Stock on June 30, 2021, as reported on the Nasdaq Capital Market, was approximately $173,362,500.
As of February 9, 20
22, there were
17,250,000
shares of Class A Common Stock and
4,312,500
shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K
for the year ended December 31, 2021, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on
Form 10-K
may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form
10-K.
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
Proposed Business Combination with Inspirato
On June 30, 2021, we entered into a business combination agreement with Inspirato LLC and certain other affiliated entities, pursuant to which, among other things, Inspirato LLC will merge with and into our newly formed subsidiary and we will be renamed “Inspirato Incorporated.” Refer to Note 1. “Description of Organization, Business Operations and Basis of Presentation” to our consolidated financial statements included elsewhere in this report for additional information regarding our proposed business combination with Inspirato LLC.
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
Despite the continuing disruption caused by
COVID-19
and its variants, we believe that consumer sentiment and business indicators for travel and transportation have shown signs of recovery and will return to historical levels and resume growth once the pandemic has stabilized itself enough such that individuals can resume historical activities and behaviors. In the aftermath of past pandemics and major global crises, such as
9-11,
the 2008/2009 financial crisis and H5N1, temporary declines in the industry were followed by a return to prior levels of demand. There are businesses in our target markets that have thrived during the
COVID-19
crisis, and other businesses in our target markets with fundamentally sound value propositions that can both withstand the current environment and benefit from any rebound in activity in future periods. Therefore, as the travel market rebounds, we believe the next two years will be an opportune time to invest in and own a well-positioned business in our target markets. Furthermore, the changing travel preferences, increasing focus around safety, and enhanced duty of care requirements for corporations due to
COVID-19
will drive further shifts and innovations in our target markets.
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
Summary Risk Factors
We are a blank check company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

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
Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Annual Report, including our financial statements and related notes and the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this Annual Report could harm our business, financial condition, results of operations, cash flows, and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this Annual Report.
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
The ongoing
COVID-19
pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has and may continue to materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn or disruption to markets. The extent to which
COVID-19
impacts our search for a business combination or our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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
As of December 31, 2021, our initial stockholders own, on an as-converted
basis, 20% of our outstanding common stock. Our initial stockholders also may from time to time purchase public shares prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,751, or 37.5%, (assuming all outstanding shares are voted), of the 17,250,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. In addition, if the anchor investors vote the shares of Class A common stock included in the units in favor of our initial business combination, a smaller proportion of affirmative votes from other public stockholders (approximately 11.4%) would be required to approve our initial business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of our Class A common stock, par value $0.0001 per share, 10,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 82,750,000 and 5,687,500 authorized but unissued shares of our Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described herein and in our amended and restated certificate of incorporation.

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
As of December 31, 2021, our initial stockholders (and/or their designees) collectively owned 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of common stock.
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
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with this Annual Report on
Form 10-K.
The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
We may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.
Our management and our audit committee have determined that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020. As part of the historical restatements, we identified material weaknesses in our internal controls over financial reporting.
As a result of such material weaknesses, the restatements, the change in accounting for the warrants, the change in accounting to report our publicly traded shares of Class A Common Stock as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
Holders of Record
As of February 1, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of our Class B common stock and two holders of record of our warrants.
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
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021, we did not have any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections titled “Risk Factors,” “Information About Thayer” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this proxy statement/prospectus. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” or “Thayer” refer to Thayer Ventures Acquisition Corporation.
Overview
We are a blank check company incorporated in Delaware on July 31, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, or the initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, we had not commenced any operations. All activity for the period from July 31, 2020 (inception) through December 31, 2021 relates to our formation and our initial public offering, or IPO. We will not generate any operating revenues until after the consummation of our initial Business Combination, at the earliest. We generate non-operating income
in the form of income earned on investments held in the Trust Account on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.
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
Upon the closing of the IPO and the private placement, $176.0 million ($10.20 per Unit) of the net proceeds of the IPO and certain of the proceeds from the private placement were placed in a Trust Account located in the U.S. with Continental Stock Transfer & Trust Company acting as trustee, which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under
the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.
If we are unable to complete a business combination before June 15, 2022, which is 18 months from the closing of our IPO, and our stockholders have not amended our Existing Thayer Certificate of Incorporation to extend such date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern
As of December 31, 2021, we had approximately $113,000 outside of the Trust Account and a $3.8 million of working capital deficit (not taking into account approximately $178,000 in tax obligations that may be paid using investment income classified in the Trust Account).
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidation, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
COVID-19
pandemic.
Results of Operations
Our entire activity since inception through December 31, 2021, was related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income
in the form of income earned on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net loss of $4.9 million, which consisted of $5.2 million in general and administrative costs, approximately $152,000 of franchise tax expense offset by approximately $388,000 change in fair value of derivative warrant liabilities and income earned on investments held in Trust Account of approximately $42,000.
For the period from July 31, 2020 (inception) through December 31, 2020, we had net loss of $3.0 million, which primarily consisted of $109,000 in general and administrative costs, approximately $84,000 of franchise tax expense, $411,000 of financing costs – derivative warrant liabilities, and.$2.4 million in change in fair value of derivative warrant liabilities.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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
The Public Warrants and the Private Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model and the Private Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. As the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be antidilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU,
No. 2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
 815-40):
 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, management, with the participation of our
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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level due to a material weakness in internal control over financial reporting with respect to the accounting classification of our Class A Common Stock subject to possible redemption as a result of the restatement of our previously issued financial statements discussed below.
Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020 and its financial statements as of and for the period ended December 31, 2020.
Management’s Report on Internal Controls over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
To remediate the above material weakness, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to the accounting classification of our Class A Common Stock subject to possible redemption, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Officers and Directors
Our officers and directors as of December 31, 2021 were as follows:

Name	Age	Position
Mark E. Farrell	47	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director
Christopher Hemmeter	57	Co-Chief Executive Officer, Co-President, Secretary and Director
H. Charles Floyd	62	Director
Ren Riley	47	Director
Lawrence M. Kutscher	57	Director
Caroline Shin	46	Director
R. David Edelman	36	Director
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
Number and Terms of Office of Officers and Directors
As of December 31, 2021, we had seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of R. David Edelman and Lawrence M. Kutscher will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of H. Charles Floyd, Caroline Shin and Ren Riley will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mark E. Farrell and Christopher Hemmeter will expire at our third annual meeting of stockholders.
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
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. There have not been any material out-of-pocket
expenses subject to reimbursement incurred or accrued as of December 31, 2021.
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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. As of December 31, 2021, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock outstanding. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of December 31, 2021. Unless otherwise noted, the business address of each of our stockholders is 25852 McBean Parkway, Suite 508, Valencia, CA 91355.

	Beneficial Ownership
Name of Securityholder	Class A Shares	%	Class B Shares (1)%		Total Shares	%
Thayer Ventures Acquisition Holdings LLC (2)	—	—	4,187,500	97.1%	4,187,500	19.4%
Glazer Capital, LLC (3)	1,775,000	10.3%	—	—	1,775,000	8.2
Polar Asset Management Partners, Inc. (4)	1,500,000	8.7	—	—	1,500,000	7.0
CVI Investments, Inc. (5)	1,498,500	8.7	—	—	1,498,500	7.0
Mark E. Farrell (2)(6)	—	—	4,187,500	97.1	4,187,500	19.4
Christopher Hemmeter (2)(6)	—	—	4,187,500	97.1	25,000	19.4
H. Charles Floyd (6)	—	—	25,000	*	25,000	*
Ren Riley (6)	—	—	25,000	*	25,000	*
Lawrence M. Kutscher (6)	—	—	25,000	*	25,000	*
Caroline Shin (6)	—	—	25,000	*	25,000	*
R. David Edelman (6)	—	—	25,000	*	25,000	*
All officers and directors as a group (7 individuals) (2)(6)	—	—	4,312,500	100%	4,312,500	20.0%

*	Less than one percent.
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

(3)
Information based on a Schedule 13G filed on January 11, 2021. Represents shares held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. Paul J. Glazer has beneficial ownership over the reported shares as Managing Member of Glazer Capital, LLC. Mr. Glazer disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The principal business address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)
Information based on a Schedule 13G filed on February 11, 2021. Represents shares held by Polar Multi-Strategy Master Fund to which Polar Asset Management Partners Inc. serves as investment advisor and has voting and dispositive control over the shares held by Polar Multi-Strategy Master Fund. Polar Asset Management Partners Inc. disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest therein. The ultimate natural person who has voting and dispositive control over the shares held by the Polar Fund is Paul Sabourin, Chief Investment Officer of PAMPI. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6, Canada.

(5)
Information based on a Schedule 13G filed on December 21, 2020. Heights Capital Management, Inc., the authorized agent of CVI Investments, Inc., or CVI, has voting and dispositive control over the shares held by CVI and may be deemed the beneficial owner of these shares. Martin Kobinger, in his capacity as Investment Manager of Heights Capital Management, Inc., may also be deemed to have voting and dispositive control over the shares held by CVI Investments, Inc. Mr. Kobinger disclaims any such beneficial ownership of the shares. The principal business address of CVI and Mr. Kobinger is c/o Heights Capital Management, Inc., 101 California Street, Suite 3250, San Francisco, California 94111.

(6)	Does not include any shares indirectly owned by this individual as a result of his/her ownership interest in our sponsor.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021, we did not have any equity compensation plans.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
The following is a summary of transactions since our formation on July 31, 2020, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.
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
In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, or the working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loanswill be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the working capital loansbut no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, we had no borrowings under the working capital loans.
Administrative Support Agreement
Commencing on the date of the IPO and continuing until the earlier of our consummation of a business combination and our liquidation, we will pay our sponsor $20,000 per month for office space and administrative and support services. No charges were incurred as of December 31, 2021.
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
Sponsor Side Letter
On June 30, 2021, in connection with the proposed business combination with Inspirato LLC, we, our sponsor, Inspirato LLC and certain other parties named therein entered into the Sponsor Side Letter pursuant to which our sponsor and certain other holders of our Class B Common Stock agreed, among other things, to (i) vote all of their shares of Class B Common Stock in favor of the proposed business combination with Inspirato LLC and related matters and (ii) with respect to our sponsor only, forfeit 1,500,000 shares of Class B Common Stock upon the closing of the proposed business combination with Inspirato LLC.
Subscription Agreements
On June 30, 2021, in connection with the proposed business combination with Inspirato LLC, we entered into separate subscription agreements with a number of investors, including Polar Multi-Strategy Master Fund, which held over 5% of our Class A Common Stock outstanding as of December 31, 201 pursuant to which such investors agreed to purchase an aggregate of 8,850,384 shares of Class A Common Stock, at a purchase price of $10.00 per share for an aggregate purchase price of approximately $88.5 million, in one or more private placement transactions. The closing of the private placement transactions pursuant to the subscription agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the proposed business combination with Inspirato LLC. Polar Multi-Strategy Master Fund has agreed to purchase 400,000 shares of Class A Common Stock in connection with the private placement transactions.
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
The following table represents aggregate fees billed to us for the year ended December 31, 2021, by WithumSmith+Brown, PC, our independent registered public accounting firm.

Year Ended December 31, 2021
Audit Fees	$142,752
Audit-Related Fees	—
Tax Fees	7,725
All Other Fees	—

Total Fees	$150,510

Audit Fees
.
Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the year ended December 31, 2021, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees were inclusive of required filings with the SEC for the year ended December 31, 2021.
Audit-Related Fees
.
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the year ended December 31, 2021.
Tax Fees
.
Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
All Other Fees
.
All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021.
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
(a) The following documents are filed as part of this report:
1. Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated June 30, 2021.	8-K	001-39791	2.1	June 30, 2021

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-249390	3.2	December 1, 2020

3.2	Amended and Restated Bylaws.	S-1	333-249390	3.4	October 8, 2020

4.1	Form of Specimen Unit Certificate.	S-1	333-249390	4.1	October 8, 2020

4.2	Form of Specimen Class A Common Stock Certificate.	S-1	333-249390	4.2	October 8, 2020

4.3	Form of Specimen Warrant Certificate.	S-1	333-249390	4.3	October 8, 2020

4.4	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	4.1	December 16, 2020

4.5	Description of Securities.	10-K	001-39791	4.5	March 24, 2021

10.1	Investment Management Trust Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-39791	10.1	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, among the Company, the Sponsor and the other Holders (as defined therein).	8-K	001-39791	10.3	December 16, 2020

10.3	Form of Indemnity Agreement.	S-1	333-249390	10.3	October 8, 2020

10.4	Letter Agreement, dated December 10, 2020, by and among the Company, the Sponsor, and each director and officer of the Company	8-K	001-39791	10.5	December 16, 2020

10.5	Subscription Agreement, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.5	October 8, 2020

10.6	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.4	December 16, 2020

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.7	Promissory Note, dated as of August 11, 2020, between the Company and the Sponsor.	S-1	333-249390	10.7	October 8, 2020

10.8	Administrative Support Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-39791	10.2	December 16, 2020

10.9	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Glazer Special Opportunity Fund I, L.P.	S-1/A	333-249390	10.9	December 9, 2020

10.10	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and SIG Strategic Investments, LLLP.	S-1/A	333-249390	10.10	December 9, 2020

10.11	Subscription Agreement, dated as of December 8, 2020, between the Sponsor and Polar Multi-Strategy Master Fund.	S-1/A	333-249390	10.11	December 9, 2020

10.12	Form of Transaction Support Agreement, dated June 30, 2021.	8-K	001-39791	10.1	June 30, 2021

10.13	Sponsor Side Letter, dated June 30, 2021.	8-K	001-39791	10.2	June 30, 2021

10.14	Form of Subscription Agreement, dated June 30, 2021.	8-K	001-39791	10.3	June 30, 2021

24.1^	Power of Attorney (included on signature page to the Annual Report on Form 10-K).

31.1^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS**	INLINE XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	INLINE XBRL Taxonomy Extension Schema Document

101.DEF**	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Filed herewith
+
Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation
S-K
Item 601(a)(5). The Registrant agrees to supplementally furnish a copy of any omitted exhibit or schedule to the SEC upon its request.

*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Thayer Ventures Acquisition Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form
10-K,
irrespective of any general incorporation language contained in such filing.

**
Attached as Exhibit 101 to this Annual Report formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Cash Flows, (v) Statements of Stockholders’ Equity; and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2022.

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

Name	Title	Date

/s/ M ARK E. F ARRELL Mark E. Farrell	Co-Chief Executive Officer, Co-President, Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial and Accounting Officer)	February 9, 2022

/s/ C HRISTOPHER H EMMETER Christopher Hemmeter	Co-Chief Executive Officer, Co-President and Secretary (Co-Principal Executive Officer)	February 9, 2022

/s/ H. Charles Floyd	Director	February 9, 2022
H. Charles Floyd

/s/ Ren Riley	Director	February 9, 2022
Ren Riley

/s/ Lawrence M. Kutscher	Director	February 9, 2022
Lawrence M. Kutscher

/s/ Caroline Shin	Director	February 9, 2022
Caroline Shin

/s/ R. David Edelman	Director	February 9, 2022
R. David Edelman

THAYER VENTURES ACQUISITION CORP.

Thayer Ventures Acquisition Corporation Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from the July 31, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Thayer Ventures Acquisition Corp.
Opinion on the Financial Statements
We
have audited the accompanying consolidated balance sheets of Thayer Ventures Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of

America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 15, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
fr
om
material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
February
9
, 2022
PCAOB ID NUMBER 100

THAYER VENTURES ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$112,881	$1,242,226
Prepaid expenses	158,852	509,248

Total current assets	271,733	1,751,474
Investments held in Trust Account	175,992,381	175,950,325

Total Assets	$176,264,114	$177,701,799

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,971,179	$296,718
Accrued expenses	1,129,500	70,000
Franchise tax payable	178,303	83,836

Total current liabilities	4,278,982	450,554
Deferred underwriting commissions	6,900,000	6,900,000
Derivative warrant liabilities	15,484,000	15,871,750

Total Liabilities	26,662,982	23,222,304
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.20 per share at December 31, 2021 and 2020	175,950,000	175,950,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2021 and 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(26,349,299)	(21,470,936)

Total Stockholders’ deficit	(26,348,868)	(21,470,505)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$176,264,114	$177,701,799

The accompanying notes are an integral part of these consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from July 31, 2020 (inception) through December 31, 2020
General and administrative expenses	$5,155,793	$108,674
Franchise tax expenses	152,376	83,836

Loss from operations	(5,308,169)	(192,510)
Other income (expenses):
Income earned on investments held in Trust Account	42,056	325
Financing costs - derivative warrant liabilities	—	(410,849)
Change in fair value of derivative warrant liabilities	387,750	(2,355,500)

Net loss	$(4,878,363)	$(2,958,534)

Weighted average shares outstanding of Class A common stock	17,250,000	2,079,787

Basic and diluted net loss per share, Class A common stock	$(0.23)	$(0.50)

Weighted average shares outstanding of Class B common stock	4,312,500	3,817,819

Basic and diluted net loss per share, Class B common stock	$(0.23)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2021

	Common Stock					Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(21,470,936)	$(21,470,505)
Net income	—	—	—	—	—	(4,878,363)	(4,878,363)

Balance - December 31, 2021	—	$—	4,312,500	$431	$—	$(26,349,299)	$(26,348,868)

For the Period from July 31, 2020 (inception) through December 31, 2020

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,076,250	—	1,076,250
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,100,819)	(18,512,402)	(19,613,221)
Net loss	—	—	—	—	—	(2,958,534)	(2,958,534)

Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(21,470,936)	$(21,470,505)

The accompanying notes are an integral part of these consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from July 31, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(4,878,363)	$(2,958,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(42,056)	(325)
Financing costs - derivative warrant liabilities	—	410,849
Change in fair value of derivative warrant liabilities	(387,750)	2,355,500
General and administrative expenses paid by Sponsor under note payable	—	18,500
Changes in operating assets and liabilities:
Prepaid expenses	350,396	(509,248)
Accounts payable	2,674,461	61,811
Accrued expenses	1,059,500	—
Franchise tax payable	94,467	83,836

Net cash used in operating activities	(1,129,345)	(537,611)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(175,950,000)

Net cash used in investing activities	—	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	265,312
Repayment of note payable to related party	—	(400,000)
Proceeds received from initial public offering, gross	—	172,500,000
Proceeds received from private placement	—	7,175,000
Offering costs paid, net of reimbursement from underwriters	—	(1,810,475)

Net cash provided by financing activities	—	177,729,837

Net change in cash	(1,129,345)	1,242,226
Cash - beginning of the period	1,242,226	—

Cash - end of the period	$112,881	$1,242,226

Supplemental disclosure of noncash financing activities:
Offering costs paid in exchange for issuance of common stock to Sponsor	$—	$25,000
Offering costs included in accrued expenses	$—	$70,000
Offering costs included in accounts payable	$—	$234,907
Offering costs included in note payable	$—	$116,188
Deferred underwriting commissions in connection with initial public offering	$—	$6,900,000
The accompanying notes are an integral part of these consolidated financial statements.

THAYER VENTURES ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December
31
, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on the proceeds derived from the IPO.
The Company’s sponsor is Thayer Ventures Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on December 10, 2020. On December 15, 2020, the Company consummated its IPO of 17,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $9.2 million, inclusive of $6.9 million in deferred underwriting commissions (Note
5
) and net of reimbursement from the underwriters of approximately $1.7 million.
Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 7,175,000 warrants to purchase Class A common stock (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.2 million (Note
4
).
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (currently at $10.20 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
5
). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
Distinguishing Liabilities from Equity
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note
5
) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution

(including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
On June 30, 2021, the Company, Passport Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Blocker Merger Sub 1”), Passport Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Blocker Merger Sub 2”), Passport Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Blocker Merger Sub 3” and, together with Blocker Merger Sub 1 and Blocker Merger Sub 2, the “Blocker Merger Subs”, and together with the Company Merger Sub (as defined below), the “Merger Subs”), KPCB Investment I, Inc., a Delaware corporation (“KPCB Blocker”), Inspirato Group, Inc., a Delaware corporation (“IVP Blocker”), W Capital Partners III IBC, Inc., a Delaware corporation (“W Capital Blocker”, and together with KPCB Blocker and the IVP Blocker, the “Blockers”), Passport Company Merger Sub, LLC a Delaware limited liability company (“Company Merger Sub”, and together with the Company and the Blocker Merger Subs, the “TVAC Parties”), and Inspirato LLC, a Delaware limited liability company (“Inspirato”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which (i) KPCB Blocker will merge with and into Blocker Merger Sub 1, with Blocker Merger Sub 1 as the surviving company and wholly-owned subsidiary of the Company (the “KPCB Blocker Merger”), (ii) IVP Blocker will merge with an into Blocker Merger Sub 2, with Blocker Merger Sub 2 as the surviving company and wholly-owned subsidiary of the Company (the “IVP Blocker Merger”), (iii) W Capital Blocker will merge with and into Blocker Merger Sub 3, with Blocker Merger Sub 3 as the surviving company and wholly-owned subsidiary of the Company (the “W Capital Blocker Merger,” and together with the KPCB Blocker Merger and the IVP Blocker Merger and any mergers involving blockers that are not party to the Business Combination Agreement (if any), the “Blocker Mergers”) and (iv) immediately following the Blocker Mergers, Company Merger Sub will merge with and into Inspirato, with Inspirato as the surviving company (“Surviving Company”), resulting in Inspirato becoming a subsidiary of the Company (the “Company Merger,” together with the Blocker Mergers, the “Mergers” and together with the other transactions related thereto, the “Proposed Transactions”)
.
Transaction Consideration
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
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $113,000 outside of the Trust Account and a working capital deficit of approximately $3.8 million (not taking into account approximately $178,000 in tax obligations that may be paid using investment income classified in the Trust Account).

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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 15, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2. Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “
Fair Value Measurements
,” equal or approximate the carrying amounts represented in the consolidated balance sheets.
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
825-10
“Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the consolidated

statement of operations as incurred.
The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust
s
the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated

statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model and the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Deferred Underwriting Commissions
The Company classifies deferred underwriting commissions as
non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the IPO, 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.
Effective with the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 15,800,000 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from July 31, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(3,902,690)	$(975,673)	$(1,043,325)	$(1,915,209)
Denominator:
Basic and diluted weighted average common stock outstanding	17,250,000	4,312,500	2,079,787	3,817,819

Basic and diluted net loss per common stock	$(0.23)	$(0.23)	$(0.50)	$(0.50)

Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had deferred tax assets of approximately $1.1 million and $40,000, respectively, with a full valuation allowance against them.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to potential income tax examinations by major taxing authorities.
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
Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
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
Each Unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
6
).
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement
Commencing on the date of the final prospectus of the IPO and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $20,000 per month for office space and administrative and support services. The Sponsor has waived fees under such agreement since the IPO, as such there were no charges incurred or accrued for as of December 31, 2021.
The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review, on a quarterly basis, all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. For the year ended December 31, 2021, no charges were incurred or accrued.
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
Note 6. Derivative Warrant Liabilities.
As of December 31, 2021 and 2020, the Company had 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants outstanding.
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
Note 7. Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 17,250,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

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

Note
8. Stockholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preferred shares issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 17,250,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying

consolidated balance sheet (see Note 7).
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.
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
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$175,992,381	$—	$—
Liabilities:
Derivative warrant liabilities (public)	$8,452,500	$—	$—
Derivative warrant liabilities (private)	$—	$7,031,500	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$175,950,325	$—	$—
Liabilities:
Derivative warrant liabilities (public)	$—	$—	$8,625,000
Derivative warrant liabilities (private)	$—	$—	$7,246,750
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of February 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants and Private Placement Warrants. For the year ended December 31, 2021, the Company recognized a non-operating
gain resulting from a decrease in the fair value of liabilities of approximately $388,000, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their initial measurement date:

At initial issuance
Exercise price	$11.50
Volatility	15.4%
Stock price	$9.98
Expected life of the options to convert	6.54
Risk-free rate	0.58%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$15,871,750
Transfer of public warrant liabilities to Level 1	(8,625,000)
Change in fair value of warrant liabilities	(2,870,000)

Derivative warrant liabilities at March 31, 2021	4,376,750
Transfer of private warrant liabilities to Level 1	(4,376,750)
Change in fair value of warrant liabilities	—

Derivative warrant liabilities at December 31, 2021	$—

Note 10. Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. There was no income tax expense for the period from July 31, 2020 (inception) through December 31, 2021.
The income tax provision (benefit) consists of the following:

	December 31, 2021	December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(1,111,168)	(40,359)
State	—	—
Valuation allowance	1,111,168	40,359

Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$5,630	$17,537
Start-up/Organization costs	1,105,538	22,822

Total deferred tax assets	1,111,168	40,359
Valuation allowance	(1,111,168)	(40,359)

Deferred tax asset, net of allowance	$—	$—

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
There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2021	December 31, 2020
Statutory Federal income tax rate	21.0%	21.0%
Financing cost - derivative warrant liabilities	0.0%	(2.92)%
Change in fair value of derivative warrant liabilities	1.67%	(16.72)%
Change in Valuation Allowance	(22.7)%	(1.4)%

Income Taxes Expense (Benefit)	0.0%	0.0%

Note 11. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.