Form 10-Q
period 2022-03-31
Inspirato Inc
filed 2022-05-13
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39791

INSPIRATO INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2426959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1544 Wazee Street Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 586-7771

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	ISPO ISPOW	The Nasdaq Global Market The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 10, 2022, the registrant had 52,442,654 shares of Class A Common Stock, 69,780,665 shares of Class V Common Stock, and 8,624,800 Warrants outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Our ability to recognize the anticipated benefits of the Business Combination (as defined below);
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to grow our market share;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand its destination offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	The impact of the COVID-19 pandemic on customer demands for travel and hospitality services;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	The ability to maintain the listing of our Class A Common Stock (as defined below) and Warrants (as defined below) on the Nasdaq Stock Market LLC (“Nasdaq”);
●	Our future capital requirements and sources and uses of cash;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section entitled “Risk Factors.”

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	December 31,	March 31,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$80,233	$133,098
Restricted cash	2,720	1,978
Accounts receivable, net	2,389	1,770
Accounts receivable, net – related parties	386	942
Prepaid subscriber travel	17,183	19,098
Prepaid expenses	11,101	11,455
Other current assets	762	634
Total current assets	114,774	168,975
Property & equipment, net	8,695	9,031
Goodwill	21,233	21,233
Right of use asset	—	190,223
Other long term assets	1,068	1,178
Total assets	$145,770	$390,640
Liabilities
Current liabilities
Accounts payable	$33,140	$31,504
Accrued liabilities	6,035	4,573
Deferred revenue	176,813	173,504
Debt	13,267	13,267
Lease liability	—	61,984
Deferred rent	457	—
Total current liabilities	229,712	284,832
Deferred revenue	14,450	16,658
Lease liability	—	134,794
Deferred rent	7,468	—
Warrants	547	16,733
Total liabilities	252,177	453,017

Commitments and contingencies (Note 12)

Temporary equity (Note 3)

Series A-1; 222 authorized and 217 issued and outstanding at December 31, 2021; none at March 31, 2022	12,809	—
Series A-2; 130 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022	5,489	—
Series B; 193 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022	19,860	—
Series B-1; 128 authorized and 124 issued and outstanding at December 31, 2021; none at March 31, 2022	15,282	—
Series D; 158 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022	20,125	—
Series E; 132 authorized and 96 issued and outstanding at December 31, 2021; none at March 31, 2022	9,719	—
Total temporary equity	83,284	—

Equity
Series C; 491 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022 (Note 3)	21,477	—
Common units 4,470 authorized; 1,149 issued and outstanding at December 31, 2021; none at March 31, 2022 (Note 3)	—	—
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 51,936 shares issued and outstanding as of March 31, 2022	—	5
Class V common stock, $0.0001 par value, 500,000 shares authorized, 69,781 shares issued and outstanding as of March 31, 2022	—	7
Additional paid-in capital	—	237,433
Accumulated deficit	(211,168)	(223,387)
Total equity excluding noncontrolling interest	(189,691)	14,058
Noncontrolling interests (Note 16)	—	(76,435)
Total equity	(189,691)	(62,377)
Total liabilities, temporary equity, and equity	$145,770	$390,640

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	March 31,
	2021	2022
Revenue	$49,280	$82,073
Cost of revenue (including depreciation of $472 and $375 in 2021 and 2022 respectively)	32,089	46,921
Gross margin	17,191	35,152
General and administrative (including equity-based compensation of $509 and $402 in 2021 and 2022 respectively)	8,633	17,694
Sales and marketing	5,249	10,142
Operations	5,029	9,674
Technology and development	883	2,808
Depreciation and amortization	683	659
Interest, net	168	139
Warrant fair value losses	456	17,670
Loss and comprehensive loss before income taxes	(3,910)	(23,634)
Income tax expense	—	181
Net loss and comprehensive loss	(3,910)	(23,815)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	—	11,779
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(3,910)	$(12,036)

Basic and diluted weighted average common units and class A shares outstanding, respectively	105,503	42,312
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and class A share, respectively	$(0.04)	$(0.28)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2021 (as previously reported)	1,166	$—	491	$21,477	—	$—	—	$—	$—	$(184,682)	$—	$(163,205)
Reverse recapitalization, net (Note 3)	104,377	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2021, after effect of reverse recapitalization	105,503	—	—	—	—	—	—	—	21,477	(184,682)	—	(163,205)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Equity-based compensation	—	—	—	—	—	—	—	—	509	—	—	509
Distributions	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2021	105,503	$—	—	$—	—	$—	—	$—	$21,986	$(188,673)	$—	$(166,687)

Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(12,036)	(11,779)	(23,815)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,387)	$(76,435)	$(62,377)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2021	2022
Cash flows from operating activities:
Consolidated net loss	$(3,910)	$(23,815)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,155	1,034
Warrant fair value losses	456	17,670
Equity‑based compensation	509	402
Non-cash lease expense	380	344
Changes in operating assets and liabilities, net of reverse recapitalization:
Accounts receivable, net	1,189	619
Accounts receivable, net – related parties	66	(556)
Prepaid member travel	(1,055)	(1,915)
Prepaid expenses	266	(1,448)
Right of use asset	—	(620)
Other assets	155	18
Accounts payable	5,918	(1,636)
Accrued liabilities	1,242	(1,662)
Deferred revenue	2,840	(1,101)
Net cash provided by (used in) operating activities	9,211	(12,666)

Cash flows from investing activities:
Development of internal-use software	(336)	(183)
Purchase of property and equipment	(360)	(987)
Net cash used in investing activities	(696)	(1,170)

Cash flows from financing activities:
Repayments of debt	(14,144)	—
Proceeds from debt	13,267	—
Proceeds from reverse recapitalization	—	90,070
Payments of reverse recapitalization costs	—	(23,899)
Employee tax withholding for option exercises	—	(43)
Proceeds from unit option exercises	—	14
Distributions	(80)	(183)
Net cash (used in) provided by financing activities	(957)	65,959

Net increase in cash, cash equivalents, and restricted cash	7,558	52,123
Cash, cash equivalents, and restricted cash - beginning of period	67,001	82,953
Cash, cash equivalents, and restricted cash - end of period	$74,559	$135,076

Supplemental cash flow information - cash paid for interest	$170	$145
Significant noncash transactions:
Conversion of preferred stock in connection with reverse recapitalization	$—	$104,761
Warrants acquired at fair value	—	8,390
Warrants exercised	—	9,874
Fixed assets purchased but unpaid, included in accrued liabilities	—	200
Conversion of deferred rent and prepaid rent to right of use asset	—	6,831

INSPIRATO INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Inspirato Incorporated and its subsidiaries (the “Company”) is a subscription-based luxury travel company that provides unique solutions for (i) affluent travelers seeking superior service and certainty across a wide variety of accommodations and experiences and (ii) hospitality suppliers who want to solve pain points that include monetizing excess inventory and efficiently outsourcing the hassle involved in managing rental properties.

Inspirato Incorporated was incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”); a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger with one or more operating businesses. On February 11, 2022 (the “Closing Date”), Thayer and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (the “Business Combination Agreement”) whereby amongst other transactions, a subsidiary of Thayer merged within and into Inspirato LLC with Inspirato LLC as the surviving company (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”).

The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the financial statements presented herein represent the operating results, assets and liabilities of Inspirato LLC before and after the Business Combination. See Note 3 – Reverse Recapitalization for more information.

As of March 31, 2022, the Company had 42 subsidiaries and one branch, of which 33 are wholly owned domestic limited liability companies. The remaining 9 and the branch are as follows: (i) a wholly owned Mexican S.R.L; (ii) a wholly owned Turks and Caicos limited company; through direct domestic subsidiaries, (iii) a wholly owned Cayman exempted company; (iv) a wholly owned Costa Rican limited liability company; (v) a wholly owned Italian S.R.L.; (vi) a wholly owned Canadian unlimited liability company; (vii) a wholly owned Dominican Republic branch of a wholly owned domestic liability company; (viii) a wholly owned U.S. Virgin Islands’ limited liability company; (ix) a wholly owned Puerto Rican limited liability company; and (x) a wholly owned Grenadian limited liability company. These entities typically lease local properties.

Since early 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an unprecedented effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. The COVID-19 pandemic had a materially adverse impact on the Company’s results of operations and financial condition, particularly in 2020. Revenues declined as a result of reduced travel and management undertook cost reduction methods in response. No impairments were recorded during the periods presented. Through March 31, 2022 as restrictions were lifted across travel destinations, revenues began to recover to pre-pandemic levels. However, due to the significant uncertainty surrounding the pandemic, including the potential adverse impact of the spread of COVID-19 variants, management’s judgment regarding this could change in the future. Management cannot estimate the length or impacts of the COVID-19 outbreak on the Company’s future operations, financial position and cash flows, particularly if there are significant impacts that continue in the future.

(2) Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read together with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020 and Inspirato LLC’s audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and 2021 included in the final prospectus statement dated March 10, 2022 with the SEC pursuant to Rule 424(b)(3) under the Securities Act.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

For the three months ended March 31, 2021, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of Inspirato LLC. The condensed consolidated balance sheet as of December 31, 2021 presents the financial condition of Inspirato LLC and its wholly-owned subsidiaries. All intercompany balances and transactions of Inspirato LLC have been eliminated.

The Business Combination was accounted for as a reverse recapitalization and the financial statements presented herein are for Inspirato Incorporated and its subsidiaries, including Inspirato LLC. Inspirato LLC was the accounting acquirer of Thayer and the financial statements for all periods prior to February 11, 2022 are for those of Inspirato LLC. See Note 3 – Reverse Recapitalization for more information.

In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” the historical equity of Inspirato LLC has been recast in all periods up to the Closing Date, to reflect the number of shares of Inspirato Incorporated’s Class A Common Stock (as defined below) and Class V Common Stock (as defined below) issued to Inspirato LLC Holders in connection with the Business Combination. The Company recast the units outstanding related to the historical Inspirato LLC preferred units and common units (the “Historical Inspirato LLC Equity”) prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement. The consolidated financial statements and related notes thereto give effect to the conversion for all periods presented. The consolidated financial statements do not necessarily represent the capital structure of Inspirato Incorporated had the Business Combination occurred in prior periods.

(b) Principles of Consolidation

For the period of February 11, 2022 through March 31, 2022, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Inspirato LLC. In determining the accounting of Inspirato Incorporated’s interest in Inspirato LLC after the Business Combination, management concluded Inspirato LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Inspirato LLC was evaluated under the voting interest model. As Inspirato Incorporated has the right to appoint a majority (four of the seven) managers of Inspirato LLC, Inspirato Incorporated controls Inspirato LLC, and therefore, the financial results of Inspirato LLC and its subsidiaries, after the Closing on February 11, 2022, are consolidated with and into Inspirato Incorporated’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.

For the days and periods prior to Business Combination, the consolidated financial statements of the Company comprise the accounts of Inspirato LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions among Inspirato LLC and its consolidated subsidiaries were eliminated.

(c) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

The condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation and estimated economic lives of capitalized software and long-lived assets, contingencies, allowance accounts, expected length of certain subscription types, and fair value measurements related to stock-based compensation.

(d) Leases

The Company is party to operating lease agreements for its vacation homes, hotels and corporate offices. In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations remains similar to legacy lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

The Company adopted ASC 842 as of January 1, 2022 using the modified retrospective approach (“adoption of the new lease standard”). This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. The Company has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical determination of contracts as leases and lease classification and not reassess initial direct costs for historical lease arrangements. We also elected the practical expedient to not separate lease and non-lease components for all of our current classes of leases.

Operating lease assets are included within operating lease right of use (“ROU”) assets. The corresponding operating lease liabilities are included within other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2022.

The Company has elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the later of ASC 842 adoption date or lease commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used the Company’s incremental borrowing rate based on the information available at adoption date or lease commencement date in determining the present value of lease payments.

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s interim condensed consolidated financial statements. The most significant impacts related to the (i) recording of ROU assets of $193 million, and (ii) recording lease liabilities of $200 million, as of January 1, 2022 on the consolidated balance sheets. The Company also reclassified prepaid expenses of $1.1 million and deferred rent balances (including tenant improvement allowances and other liability balances) of $7.9 million relating to the Company’s existing lease arrangements as of December 31, 2021, into the ROU asset balance as of January 1, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows and has had no impact on our debt covenants.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2022 for the adoption of the new lease standard was as follows (in thousands):

	Balances at December 31,	Adjustments from Adoption of New Lease	Balances at January 1,
	2021	Standard	2022
Assets
Prepaid expenses	$11,101	$(1,094)	$10,007
Operating lease ROU assets	—	193,332	193,332
Liabilities
Current lease liability	$—	$59,933	$59,933
Other current liabilities	457	(457)	—
Long-term lease liability	—	140,230	140,230
Other long-term liabilities	7,468	(7,468)	—

(e) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings or loss attributable to Inspirato Incorporated Class A common stock (“Class A Common Stock”), as applicable, by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested awards, if dilutive, is computed using the treasury stock method.

(f) Noncontrolling Interests

Noncontrolling interests represent the economic interest of Inspirato LLC not owned by Inspirato Incorporated. These noncontrolling interests arose from the Business Combination. Noncontrolling interests are initially recorded as the relative proportion of the net assets of Inspirato LLC at the time of the Business Combination. This amount is subsequently adjusted for the proportionate share of earnings or losses attributable to the noncontrolling interests and any dividends or distributions paid to the noncontrolling interests.

As of March 31, 2022, Inspirato Incorporated directly owned 41.2% of the interest in Inspirato LLC and the noncontrolling interest was 58.8%. The noncontrolling interest relates to the economic interests in Inspirato LLC held directly by owners of our Inspirato Incorporated Class V common stock (“Class V Common Stock”) in the form of New Common Units (as defined below) as a result of Business Combination. See Note 3 - Reverse Recapitalization,

(g) Income Taxes

For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including Inspirato Incorporated. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the items of the net taxable income or loss and any related tax credits of Inspirato LLC.

Subsequent to the Business Combination, Inspirato Incorporated holds an interest in Inspirato LLC, which continues to be treated as a partnership for U.S. federal income tax purposes. Inspirato LLC is also subject to taxes in foreign jurisdictions in which it operates.

Inspirato Incorporated is subject to income taxes predominately in the U.S. The Company provides for income taxes and the related accounts under the asset and liability method. Income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The relevant tax laws are often complex and may be subject to different interpretations.

Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to be in effect during the year in which the basis difference reverses. In evaluating the ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.

The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information income taxes, see Note 7.

(h) Warrant Liabilities

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

The warrants to purchase Class A Common Stock issued in connection with the IPO of Thayer (the “Public Warrants”) and the private placement warrants to purchase Class A Common Stock held by Thayer Ventures Acquisition Holdings LLC (the “Sponsor,” and such warrants the “Private Warrants” and the Public Warrants and Private Warrants collectively, the “Warrants”) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Warrants as of March 31, 2022 is based on observable listed prices for such Warrants. As the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. On March 14, 2022, all 7.2 million Private Warrants were exercised on a cashless basis into 5.1 million shares of Class A Common Stock.

(3) Reverse Recapitalization

On February 11, 2022, Inspirato LLC and Thayer consummated the Business Combination, resulting in Inspirato LLC becoming a subsidiary of Thayer. The resulting Company organizational structure is commonly referred to as an umbrella partnership corporation (or “UP-C”) structure. This organizational structure allows certain Continuing Inspirato Members (as defined below), to retain their equity ownership directly in Inspirato LLC.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP; management determined Inspirato LLC was not a variable interest entity (see Note 2), and as result, identified Inspirato LLC as the accounting acquirer of the Business Combination in accordance ASC Topic 805. Thayer was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, the Continuing Inspirato Members have a majority of the voting power of the Company, and Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by a seven-person board of managers designated by Inspirato Incorporated and the holders of the noncontrolling interests in Inspirato LLC, who also hold noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (“Continuing Inspirato Members”).

In connection with the Business Combination, among other things, (i) Thayer changed its name to “Inspirato Incorporated”, (ii) each of the then issued and outstanding Class A and Class B common stock of Thayer, converted automatically, on a one-for-one basis, into a shares of Class A Common Stock of Inspirato Incorporated, (iii) each of the then issued and outstanding warrants of Thayer converted automatically into a redeemable warrant to purchase one share of Class A Common Stock, and (iv) each of the then issued and outstanding units of Thayer that had not been previously separated into the underlying Thayer Class A Common Stock and Thayer public warrant upon the request of the holder thereof, were cancelled and entitled the holder thereof to one share of Inspirato Class A Common Stock and one-half of one Inspirato Public Warrant.

As a result of the Business Combination, each outstanding unit of Inspirato LLC was cancelled and each unitholder received either (i) a number of shares of Class A Common Stock equal to 37.2275 (the “Exchange Ratio”) for each unit of Inspirato LLC owned and certain rights under a tax receivable agreement (the “Tax Receivable Agreement”); or (ii) a number of new common units of Inspirato LLC (“New Common Units”) equal to the Exchange Ratio, an equal number of shares of Class V Common Stock, which have no economic value, but entitles the holder thereof to one vote per share, and certain rights under the Tax Receivable Agreement. This exchange resulted in Inspirato Incorporated owning 41.2% of the issued and outstanding units of Inspirato LLC at the Closing and the Continuing Inspirato Members owning a noncontrolling interest of Inspirato LLC. In addition, options to purchase Inspirato LLC units were converted into options to purchase shares of Class A Common Stock at the Exchange Ratio.

Accordingly, the financial statements reflect the continuation of the financial statements of Inspirato LLC with the Business Combination being treated as the equivalent of Inspirato LLC issuing stock for the net assets of Thayer, accompanied by a recapitalization. The net assets of Thayer were recognized as of the Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Inspirato LLC and the accumulated deficit of Inspirato LLC has been carried forward after the Closing.

In accordance with ASC Topic 805, all periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to give effect to the reverse recapitalization. After giving effect to the Business Combination and the redemption of Inspirato LLC units as described above, the number of common stock issued and outstanding immediately following the consummation of the Business Combination was 47 million of Class A Common Stock and 70 million of Class V Common Stock.

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 8.8 million shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021 and as amended. The Company incurred $25 million in transaction costs during the three months ended March 31, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statements of operations. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

(4) Revenue

Revenues are as follows:

	Three Months Ended March 31,
	2021	2022

	(in thousands)
Travel	$27,787	$49,773
Subscription	21,408	32,166
Other	85	134
Total	$49,280	$82,073

The Company has recognized assets and liabilities related to contracts with customers as follows:

	December 31,	March 31,
	2021	2022

	(in thousands)
Assets:
Accounts receivable, net	$2,389	$1,770
Liabilities:
Deferred revenue, current and long term	$191,263	$190,162

(5)	Prepaid Expenses and Prepaid Subscriber Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	March 31,
	2021	2022

	(in thousands)
Property operations	$5,136	$6,096
Software	2,979	2,677
Rent	1,094	—
Operating supplies	1,372	1,363
Insurance	520	1,319
Total	$11,101	$11,455

Prepaid Subscriber Travel

Prepaid subscriber travel of $17 million and $19 million at December 31, 2021 and March 31, 2022, respectively, include deposits for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	March 31,
	(years)	2021	2022

		(in thousands)
Furniture, fixtures, and equipment	5	$1,354	$1,364
Corporate office leasehold improvements	3	5,156	5,156
Internal-use software	3	7,947	8,243
Computer equipment	3	1,265	1,265
Residence vehicles	5	315	390
Residence leasehold improvements	3	8,322	9,310
Total cost		24,359	25,728
Accumulated depreciation and amortization		15,664	16,697
Property & equipment, net		$8,695	$9,031

(7) Income Taxes

As a result of the Business Combination, Inspirato Incorporated holds 41.2% of the economic interest in Inspirato LLC (see Note 3), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 41.2% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective tax rate was negative 1.44% for the three months ended March 31, 2022. The effective income tax rate for the three ended March 31, 2022 differed significantly from the statutory rate in the current period, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three months ended March 31, 2022 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of the Closing and as of March 31, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

(8) Debt

Loan Facility

In October 2020, the Company obtained a line of credit that matures October 2023. This revolving line of credit has a limit of $14 million. Interest rates associated with these loans adjust based on the prime rate and outstanding balance. The interest rate was 4.25% and 4.50% as of December 31 2021 and March 31, 2022, respectively. Interest expense related to the revolving lines of credit for the three months ended March 31, 2021 and 2022 was $0.2 million and $0.1 million, respectively.

To obtain these loans, the Company was required to pledge collateral in the form of the Company’s deposit accounts and intangible assets, and maintain a cash deposit with the holder of $7.0 million. As of March 31, 2022, all covenants associated with the loan facilities have been satisfied.

(9) Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the “exit price” that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities.
●	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The sensitivity of the fair value measurement to changes in unobservable inputs may result in a significantly higher or lower measurement.

Level 1 investments consist of valuation of its Warrants as discussed above. The carrying values on the condensed consolidated balance sheet of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, other liabilities, and debt approximate fair values due to their short term maturities. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test and in determining the value of the Inspirato LLC Warrants for the three months ended March 31, 2021.

(10) Loss per share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock and represents the three months ended March 31, 2022. Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and as a result, are not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class V Common Stock has not been presented. As such, basic and diluted loss per share is computed using the two-class method. EPS for the three months ended March 31, 2021 was adjusted as a result of the recapitalization, see Notes 2 and 3 for additional information.

Basic loss per share is based on the average number of Class A Common Stock outstanding during the period. Diluted loss per share is based on the average number of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and warrants, if any, using the “treasury stock” method and for the combined interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Basic and diluted net loss attributable Inspirato Incorporated per common unit and class A share, respectively” is adjusted for the Company’s share of Inspirato LLC’s consolidated net loss, net of Inspirato Incorporated taxes, after giving effect to Inspirato LLC combined interests that convert into potential Class A Common Stock, to the extent it is dilutive. In addition, “Net loss attributable to Inspirato Incorporated per common unit and class A share, respectively” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

	Three Months Ended March 31,
	2021	2022

	(in thousands except per share amounts)
Numerator
Net loss attributable to Inspirato Incorporated	$(3,910)	$(12,036)
Denominator
Basic and diluted weighted average common units and class A shares outstanding, respectively	105,503	42,312
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and class A share, respectively	$(0.04)	$(0.28)

The following securities were anti-dilutive for the three months ended March 31, 2021 and 2022:

	2021	2022

	(in thousands)
Stock options	8,134	7,734
Preferred warrants	509	238
Common stock warrants	—	7,071
Profit interests	9,973	4,654
Anti-dilutive shares, stock options, warrants, and profit interests	18,613	19,697

The Company’s combined interests convertible into Class V Common Stock are neither dilutive nor anti-dilutive for the period presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share.

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos, and hotel rooms. The Company determines if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2022, or lease commencement, which is the date when the underlying asset is made available for use by the lessor. Leases have initial terms of up to 10 years, and generally contain extension options at the approval of both parties. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The following table details the composition of operating lease expense for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(in thousands)
Operating lease expense	$18,282
Variable lease expense	659

As of March 31, 2022, the maturities of the Company’s operating liabilities (excluding short-term leases) were as follows (in thousands):

Operating leases
Remainder of 2022	$52,896
Year ending December 31, 2023	58,608
Year ending December 31, 2024	35,382
Year ending December 31, 2025	26,749
Year ending December 31, 2026	19,972
Thereafter	24,874
Total minimum lease payments	218,481
Less: interest expense	(21,703)
Present value of lease obligations	196,778
Less: current lease obligations	(61,984)
Long-term lease obligations	$134,794

As previously reported in the Company’s audited financial statements for the year ended December 31, 2021 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

Years ending December 31	Amount
(in thousands)
2022	$69,329
2023	58,744
2024	37,850
2025	28,203
2026	20,345
Thereafter	25,716
Total	$240,187

The following table presents additional information about our lease obligations as of March 31, 2022:

As of March 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	4.25

Weighted-average discount rate
Operating leases	5.06%

The following table presents supplemental cash flow information for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities :
Operating cash flows from operating leases	$18,473
Leased assets obtained in exchange for new operating lease liabilities	$12,598

(12) Commitments and Contingencies

Litigation

The Company may be named as a defendant in various actions and proceedings arising in the normal course of business. The Company believes that the impact of any such matters will not have a material adverse effect on its condensed consolidated results of operations, financial position, or cash flows. As of March 31, 2022, the Company had no significant pending or threatened litigation.

Reimbursement and Security Agreement

In March 2017, in association with the execution of a surety bond agreement, the Company issued 11,690 warrants to five indemnitors to purchase certain units of Inspirato LLC. These warrants were exercised immediately prior to the Business Combination as discussed in Note 3.

In November 2018, the surety bond agreement scheduled to expire on March 1, 2019 was replaced with a new agreement backed by two individual indemnitors who are also related parties. The new agreement reduced the indemnitor requirement to $7.5 million or $3.8 million per indemnitor. The related reserve requirement and surety bond were reduced from $30 million to $20 million.

In September 2019, the existing surety bond agreement which was scheduled to expire on March 1, 2020, was replaced with a new agreement that removed the individual indemnitors leaving only a corporate indemnity and removing the interest payable requirement. This agreement was renewed in September 2020 through September 2021, then additionally renewed September 2021 through September 2022.

(13) Warrants

The Company has issued and outstanding Warrants to purchase Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of March 31, 2022, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants are exercisable for one share of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within financial instruments on the condensed consolidated balance sheets because the Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. As of March 31, 2022, the Public Warrants had a fair value of $17 million. For the three months ended March 31, 2022, a loss of $18 million was recorded in warrant fair value losses in the condensed consolidated statement of comprehensive loss.

(14) Equity and Temporary Equity of Inspirato, LLC

For periods prior to the Business Combination, Inspirato LLC had equity-based compensation described below. As discussed in Note 3, holders of the Inspirato LLC equity received Class A Common Stock or Class V Common Stock and New Common Units, pursuant to the terms of the Business Combination. The Company recast the units outstanding related to the Historical Inspirato LLC Equity prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement.

(15) Equity Based Compensation

Unit Option Plan

In December 2011, the board of Inspirato LLC approved an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units, to Inspirato LLC’s employees, directors, and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in connection with the Business Combination and no new equity awards may be issued thereunder.

Options granted under the Unit Option Plan were issued unvested and vest based on the applicable optionee’s continued employment with Inspirato LLC through the applicable vesting dates. In general, the vesting start date for an option issued to a newly hired employee is the employee’s hire date, and the besting start date of an option issued to an existing employee is the options’s grant date. Once granted, the options vest over a period of three to five years. The term of each option is stated in the applicable option agreement, provided, however, that the term is no more than 10 years from each such option’s date of grant. Each option’s exercise price per common unit was no less than the fair market value per common unit established on the date of grant, as determined by Inspirato LLC’s board of managers.

The fair value of each option granted under the Unit Option Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used. There were no grants made during the three months ended March 31, 2021:

2021
Approximate risk-free rate	0.49%
Average expected life	6 years
Volatility	47.6%
Estimated per share fair value of options granted	$12.89

As of March 31, 2022 option expense remaining to be recognized was $1.3 million and will be recognized over the next eight years. There were 8.4 million and 7.6 million options outstanding at March 31, 2021 and 2022, respectively, with 0 and 26 thousand options exercised during the three months ended March 31, 2021 and 2022, respectively.

Profits Interests

No profits interests were issued during the three months ended March 31, 2021 and 2022. Each award of profits interests vests over the time period defined set forth in each individual grant the applicable profits interest award agreement underlying the award or, subject to the applicable executive’s continued service. If an executive terminated service, any unvested profits interests held by such executive would be forfeited to Inspirato LLC. If Inspirato LLC experienced a “deemed liquidation event,” all of the then-outstanding and unvested profits interests would accelerate and fully vest upon a change of control event. Profits interests are non-voting profits interest incentive units pursuant to individual award agreements, which set forth such additional terms and conditions, including the vesting and forfeiture terms. The profits interests participate in the distributions upon vesting of the units. At both December 31, 2021 and March 31, 2022, there were 9.3 million, as converted, profits interests issued and outstanding, and $1.1 million in profits interest expense remained to be recognized as of March 31, 2022.

2021 Plan

In 2022, the board of directors and the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of stock options, restricted stock unit (“RSU”) awards, and other equity awards to the Company’s employees, directors, and consultants. No stock options, RSU awards or other equity awards were granted under the 2021 Plan as of March 31, 2022.

(16) Noncontrolling Interest

As a result of the transactions described in Note 3, Continuing Inspirato Members own 70 million New Common Units, which represent a 58.8% economic interest in Inspirato LLC and 70 million shares of Class V Common Stock of Inspirato Incorporated. The combination of one New Common Unit and one share of Class V Common Stock of Inspirato Incorporated may be redeemed no earlier than six months after the Business Combination at the option of the Continuing Inspirato Members for one share of Class A Common Stock of Inspirato Incorporated or the cash equivalent thereof (based on the market price of the Class A Common Stock at the time of redemption) as determined by Inspirato Incorporated. If Inspirato Incorporated elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the New Common Unit and Class V Common Stock for Class A Common Stock or the equivalent thereof, all redeemed Class V Common Stock will be cancelled and such New Common Unit will be transferred to Inspirato Incorporated. Inspirato Incorporated will also be issued a New Common Unit to correspond with each new share of Class A Common Stock it issues.

As of March 31, 2022, Inspirato Incorporated owned 41.2% of the outstanding New Common Units. The financial results of Inspirato LLC and its subsidiaries were consolidated with and into Inspirato Incorporated, and 58.8% of the consolidated net loss of Inspirato LLC, during the period of February 11, 2022 through March 31, 2022, were allocated to the noncontrolling interests of Inspirato LLC.

The following table summarizes the changes in ownership of Inspirato LLC for the period beginning February 11, 2022 and ending March 31, 2022 (see Note 3) excluding unvested profits interests.

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Total

	(in thousands)
Beginning of period			2,883
Recapitalization	46,832	66,945	113,777
End of period	46,832	66,945	113,777

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Total
Beginning of period			100.0%
Recapitalization	41.2%	58.8%	100.0%
End of period	41.2%	58.8%	100.0%

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service (IRS) annual limitations. The Company matches 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. Costs incurred in connection with the Plan were minimal for the three months ended March 31, 2021 and 2022. The Plan provides for the Company to make a discretionary matching contribution. Total contributions to the Plan totaled $0.3 million and $0.5 million for the three months ended March 31, 2021 and 2022, respectively.

(18) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2021 and March 31, 2022, balances due from related parties for these arrangements totaled $0.4 million and $0.9 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

Under the property usage agreements, Inspirato LLC pays Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the three months ended March 31, 2021 and 2022, Inspirato recognized $0.8 million and $0.7 million in related party expense related to these agreements. At December 31, 2021 and March 31, 2022, Inspirato had paid all amounts due and payable under the property usage agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto as of and for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2022, as amended on March 11, 2022. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

OVERVIEW

Inspirato is a subscription-based luxury travel company that provides unique solutions for (i) affluent travelers seeking superior service and certainty across a wide variety of accommodations and experiences and (ii) hospitality suppliers who want to solve pain points that include monetizing excess inventory and efficiently outsourcing the hassle involved in managing rental properties.

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes over 465 private luxury vacation homes available exclusively to our subscribers, and accommodations at over 384 luxury hotel and resort partners in more than 225 destinations around the world as of March 31, 2022. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises, and other experiences, and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge, and daily housekeeping — designed to meet the needs of affluent travelers and drive exceptional customer satisfaction.

Reverse Recapitalization

On February 11, 2022, Thayer and Inspirato LLC consummated the transaction contemplated by the Business Combination Agreement whereby, amongst other transaction, a subsidiary of Thayer merged with and into Inspirato LLC with Inspirato LLC as the surviving company, resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon the Closing. The resulting Company organizational structure is commonly referred to as an UP-C structure (as further described in Note 3 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). This organizational structure allows Continuing Inspirato Members to retain their equity ownership directly in Inspirato LLC.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, with Inspirato LLC identified as the accounting acquirer or Thayer Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the business combination, the unitholders of Inspirato LLC have a majority of the voting power of the combined company, Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by a seven-person board of managers designated by Inspirato Incorporated and the Continuing Inspirato Members. Upon the Closing, shares of Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO.” As Inspirato LLC’s management team and business operations comprise Inspirato Incorporated’s management and operations, Inspirato Incorporated has and continues to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect we will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Prior to the Closing, the units representing equity interests in Inspirato LLC were held by (i) blockers, which were corporations (or entities treated as corporations for U.S. federal tax purposes) that were affiliated with certain institutional investors, and (ii) Continuing Inspirato Members, which consist of entities and individuals, including members of management and other employees of Inspirato LLC or its subsidiaries.

The UP-C organizational structure allowed Continuing Inspirato Members to retain their equity ownership in Inspirato LLC. Each Continuing Inspirato Member also holds a number of shares of Class V Common Stock equal to the number of New Common Units of Inspirato LLC held by such Continuing Inspirato Member. Class V Common Stock has no economic value, but entitles the holder thereof to one (1) vote per share at any meeting of the shareholders of Inspirato Incorporated. Those institutional investors in Inspirato LLC who, prior to the Business Combination, held Inspirato LLC units through a blocker (“Blocker Shareholders”), by contrast, hold their equity ownership in Inspirato Incorporated in the form of Class A Common Stock. This structure allows the Continuing Inspirato Members to continue to realize the tax benefits associated with their ownership in an entity that is treated as a partnership for U.S. federal income tax purposes, as well as to provide potential future tax benefits to Inspirato Incorporated (85% of which the Continuing Inspirato Member will benefit from pursuant to the Tax Receivable Agreement), which are expected to arise when the Continuing Inspirato Member ultimately exchange their New Common Units and Inspirato Incorporated Class V Common Stock for Class A Common Stock.

For accounting purposes, the financial statements of Inspirato Incorporated represent a continuation of the financial statements of Inspirato LLC with the Business Combination being treated as the equivalent of Inspirato LLC issuing shares for the net assets of Thayer, accompanied by a recapitalization. The net assets of Thayer were recognized as of the Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Inspirato LLC and the accumulated deficit of Inspirato LLC has been carried forward after Closing. All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the closing to effect the reverse recapitalization.

In connection with the Closing, the Company raised $90 million of gross proceeds. The Company additionally incurred $25 million in transaction costs during the three months ended March 31, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statements of operations. The total net cash proceeds to the Company was $66 million. We intend to use the net proceeds for future capacity expansion, general corporate purposes and to meet our working capital needs.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions and Active Subscribers

We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscriptions as subscriptions as of the measurement date that are paid in full, as well as those for which we expect payment for renewal. Active Subscribers are subscribers who have one or more Active Subscription(s). As of March 31, 2021 and March 31, 2022, we had 12,099 and 14,076 Active Subscribers, respectively.

At March 31, 2021, we had 12,950 Active Subscriptions which consisted of 10,683 legacy Inspirato Club subscriptions, 1,817 Inspirato Pass subscriptions, and 450 Inspirato Club subscriptions. At March 31, 2022, we had 15,283 Active Subscriptions which consisted of 10,206 legacy Inspirato Club subscriptions, 3,312 Inspirato Pass subscriptions, and 1,765 new Inspirato Club subscriptions.

Legacy Inspirato Club subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for new Inspirato Club subscriptions. Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual, annual, and multi-year contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Subscription revenue contributed approximately 39% of our total revenue for the three months ended March 31, 2022.

Annual Recurring Revenue

We believe that Annual Recurring Revenue (“ARR”) is a key metric to measure our business performance because it is driven by our ability to acquire Active Subscriptions and to maintain our relationship with existing subscribers. ARR represents the amount of revenue that we expect to recur annually, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. ARR should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are legacy Inspirato Club subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain legacy subscriptions may be higher or lower than our then-current annualized subscription rate as a result of previously offered or contractual renewal rates. Our ARR was $94 million and $147 million at March 31, 2021 and March 31, 2022, respectively.

Before the launch of Inspirato Pass and new Inspirato Club subscriptions, approximately 15% of our subscription revenue was from enrollment fees. Since the launch of those products in late 2019 and 2020, respectively, enrollment fee revenue as a percentage of subscription revenue has declined to approximately 1% in the three months ended March 31, 2021 and to under 1% in the three months ended March 31, 2022. As the amount of our subscription revenue that comes from enrollment fees has declined, the difference between ARR and subscription revenue has decreased. Our subscription revenue as a percentage of total revenue decreased from approximately 43% for the three months ended March 31, 2021 to 39% for the three months ended March 31, 2022 in part due to increased nightly travel over the comparative quarter. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

COVID-19 Pandemic

The ongoing impact of the COVID-19 pandemic on the global economy and the extent to which it will continue to adversely impact Inspirato remains uncertain. Inspirato’s financial results for the three months ended March 31, 2021 were adversely affected by the COVID-19 pandemic, and the impact has continued into 2022. COVID-19 may continue to materially adversely impact our business operations, results of operations and liquidity in the near term. In early March 2020, as the world locked down, in order to protect our business from the near term market disruptions and the prospect of a prolonged business impact from the COVID-19 pandemic, we took action quickly to reduce costs and applied for and received a $9.4 million Paycheck Protection Program loan, which was forgiven in June 2021. While Inspirato’s revenue has been gradually improving since the third quarter of 2020, the extent of the recovery is uncertain and will be largely dependent on the effectiveness of COVID-19 prevention (vaccination and continued social distancing) and treatment and infection rates in the cities and countries in which Inspirato operates. The COVID-19 pandemic transformed how society works, connects, and travels, while at the same time creating incredible challenges, particularly for the hospitality and travel industries and Inspirato.

In particular, to reduce costs during the COVID-19 pandemic, we:

•	rebalanced our portfolio and actively managed lease expenses through negotiations with real estate owners and exercise of force majeure clauses in our leases;

•	temporarily reduced our payroll costs through layoffs and short-term salary reductions; and
•	substantially reduced discretionary expenditures.

Our rapid management of expenses, together with our existing cash position, and the PPP funds helped us prudently manage our business through the effects of the pandemic during 2020 and allowed us to invest in the business in 2021 as travel restrictions eased and travel demands increased.

Through the course of 2021 and through the first quarter of 2022, both subscriber demand for travel and our occupancy rates increased compared to the pre-pandemic levels of 2019. Our subscriber counts also returned to pre-pandemic levels. During the height of the pandemic, while travel restrictions were at their tightest, Inspirato took measures to maintain its subscriber base. Once restrictions eased, we experienced an increase in travel demand we believe was the result of a shift in consumer prioritization of safety, and a resulting change in the way people travel, with Inspirato well positioned to benefit from these shifts.

In particular, to maintain subscribers during the COVID-19 pandemic, we:

•	provided Inspirato Pass subscribers credit for future subscription months in exchange for maintaining their subscriptions payments during the onset of the pandemic;
•	offered a more flexible cancellation policy; and
•	offered subscribers special value through a promotion to welcome them back to booking Inspirato travel.

Subscribers and Subscriptions

Our subscription revenue and operating results are impacted by our ability to attract and maintain subscribers. Increasing our subscriber base increases our revenues, gross margin and Adjusted EBTIDA. We are continually working on improving our subscription offerings and the trips available on our Inspirato Pass list to make our subscription products more appealing to current and potential subscribers.

Travel

Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our subscribers and members as well as the rates we charge for stays. Our business intelligence team establishes nightly rates to achieve a desired occupancy.

Cost and Expense Management

Our operating results are impacted by our ability to manage costs and expenses and achieving a balance between making appropriate investments to retain and grow subscribers while driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by bringing additional housekeeping, concierge, property management, and other services in-house above what is already in-house. We believe these opportunities will increase as our business grows and we increase the number of properties in certain areas and thus lower the cost of revenue.

Economic Conditions

The travel industry is volatile and affected by economic cycles and trends. Travel is typically discretionary for subscribers and customers and may be affected by negative trends in the economy. Consumer confidence, fluctuations in fuel prices, changes in governmental regulations, safety concerns, and other factors all could negatively impact our business. The post-pandemic recovery in the economy and in the travel industry has increased our subscription and travel revenue as a result of pent up travel demand.

Seasonality

Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. In a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. Our subscription services are seasonal to the extent that interest from potential new subscribers tends to also follow travel revenue, however revenues from existing subscribers is not impacted by seasonality.

Our key metrics, including total revenues, Adjusted EBITDA and Free Cash Flow, are also impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we are able to charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.

Key Components of Results of Operations

Revenue

We generate revenue from sales of subscriptions to our platform that grant access to book Inspirato residences and other privileges that vary based on the type of subscription. The two primary components of revenue are subscription revenue and travel revenue.

Subscription revenue is comprised of a one-time enrollment fee paid at the commencement and recurring dues, net of discounts and travel incentives provided to subscribers. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally cancellable at the end of the contract term. Legacy Inspirato Club subscriptions are only available as annual contracts and Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual and annual contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a subscriber. We typically bill in advance for monthly contracts and annually in advance for contracts of one year. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Enrollment fees for Inspirato Pass and Inspirato Club subscriptions are typically recognized immediately when paid. Enrollment fees earned from legacy subscriptions are recognized over the estimated life of the subscriptions of five years.

We derive our travel revenue from our travel operations, including per trip, nightly and service fees charged to our subscribers and guests per trip. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Wheels Up, Exclusive Resorts and others. Travel revenue related to stays in our residences is higher than travel revenue related to stays at our hotel partners because our residences generally have higher average nightly rates, as residences are typically larger and accommodate more guests than hotel rooms. In the three months ending March 31, 2021, we delivered 21,926 nights in our residences and 7,482 nights in our hotel rooms. In the three months ending March 31, 2022, we delivered 27,726 nights in our residences and 15,280 nights in our hotel rooms. Travel revenue is generally recognized when travel occurs and amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs.

Cost of Revenue

Cost of revenue includes costs directly related to delivering travel to our subscribers and guests as well as depreciation and amortization related to leasehold improvements and equipment at residences. These costs include payments for properties we lease, operating and maintenance costs of those properties, including on-site service personnel costs as well as costs paid to our hotel partners for subscriber stays. We expect our cost of revenue will continue to increase for the foreseeable future due to inflation, escalation clauses in leases, increased operating costs and the addition of properties. Cost of revenue may vary as a percentage of revenue from period to period based on the number of properties that we have under lease, and the mix of subscription and travel revenue that we earn.

Gross margin

Our gross margin may fluctuate from period to period based on the number and type of subscribers, trips taken and nightly rates charged. We generally expect our gross margin to increase or decrease in both the near term and long term with increases or decreases in subscriber counts, nightly rates, and occupancy rates.

General and Administrative

General and administrative expenses include costs related to overall operations of the company, including executive management, finance and accounting, legal, people operations, and corporate information services. General and administrative expenses also include all equity-based compensation costs related to all employees. The Company expects to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and stock exchange, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, the Company expects its general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

Sales and Marketing

Sales and marketing expenses include costs related to the sales and marketing of our products, including personnel related costs as well as costs paid for advertising and lead generation. The Company expects its sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future.

Operations

Operations expenses include costs related to providing, acquiring, and overall management of our properties as well as providing subscriber services. These costs include the cost of personnel working in our subscriber services teams, real estate development teams as well as the cost of subscriber benefits including lounges and events. The Company expects operations to increase on an absolute dollar basis for the foreseeable future to the extent that Inspirato continues to expand its property offerings.

Depreciation and amortization

Depreciation and amortization expense primarily consist of depreciation of property and equipment including furniture and fixtures, as well as amortization of capitalized internal-use software development costs.

Technology and development

Technology and development expenses include costs related to development of our technology that supports our products, including website and app development and ongoing maintenance. These costs include the costs of personnel working on our development teams. The Company expects technology and development costs to increase on an absolute dollar basis for the foreseeable future to the extent that the Company continues to develop and expand its product offerings.

Interest, net

Interest consists primarily of interest expense incurred on the revolving line of credit.

Warrant fair value losses

Warrant fair value gains or losses consists of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at each period and the gain or loss flows through this line item.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

Consolidated Results of Operations for the three months ended March 31, 2021 and 2022:

				Percent
			Amount of	change
	Three months ended		increase	favorable
	March 31		(decrease)	(unfavorable)

	2021	2022	2021 to 2022

Revenue	$49,280	$82,073	$32,793	67%
Cost of revenue	32,089	46,921	14,832	(46)%
Gross margin	17,191	35,152	17,961	104%
Gross margin percent	35%	43%	8%	23%

General and administrative	8,633	17,694	9,061	(105)%
Sales and marketing	5,249	10,142	4,893	(93)%
Operations	5,029	9,674	4,645	(92)%
Technology and development	883	2,808	1,925	(218)%
Depreciation and amortization	683	659	(24)	4%
Interest, net	168	139	(29)	17%
Warrant fair value losses	456	17,670	17,214	(3,775)%
Loss and comprehensive loss before income taxes	$(3,910)	$(23,634)	$(19,724)	(504)%
Income tax expense	—	181	181	n/m
Net loss and comprehensive loss	(3,910)	(23,815)	(19,905)	(509)%
Net loss and comprehensive loss attributable to noncontrolling interests	—	11,779	11,779	n/m
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(3,910)	$(12,036)	$(8,126)	(208)%

n/m - Percent change calculation returns a non-meaningful figure

Comparison of Three months ended March 31, 2021 and 2022

Revenue. Total revenue increased 67% from $49 million for the three months ended March 31, 2021 to $82 million for the three months ended March 31,2022, primarily due to the increase in demand for travel in 2022 over the same period in 2021 due to the recovery from the COVID-19 pandemic.

Subscription revenue increased by $11 million from $21 million for the three months ended March 31, 2021 to $32 million for the three months ended March 31, 2022, an increase of 50%, as a result of launching the Inspirato Pass subscription product in late 2019 and the new Inspirato Club subscription product in 2020. These new subscription products have a significantly lower enrollment fee than prior subscription products which has resulted in an increase in overall subscription sales. Also, the new subscription products have higher per subscriber annual revenues than legacy products. At March 31, 2021, we had 14,875 Active Subscriptions compared to 15,283 Active Subscriptions at March 31, 2022.

Travel revenue increased by $22 million, from $28 million for the three months ended March 31, 2021 to $50 million for the three months ended March 31, 2022, an increase of 79%, primarily due to loosening of travel restrictions and increase in travel demand.

Cost of revenue. Cost of revenue increased 46% from $32 million for the three months ended March 31, 2021 to $47 million for the three months ended March 31, 2022. This increase was primarily a result of higher direct travel costs resulting from increased travel as a result of higher travel demand and loosened travel restrictions. Lease payments on properties we lease also increased year over year due to new properties onboarded during the year. Our gross margin increased from 35% for the three months ended March 31, 2021 to 43% for the three months ended March 31, 2022 due largely to an increase in subscriber base and a loosening of travel restrictions allowing for an increased volume of nightly travel stays.

General and administrative. General and administrative expenses excluding equity-based compensation increased 113% from $8.1 million for the three months ended March 31, 2021 to $17 million for the three months ended March 31, 2022. General and administrative employees were 117 and 153 as at March 31, 2021 and 2022,respectively. Overall our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system expansions, and costs incurred in preparation for becoming a publicly traded company.

Sales and marketing. Sales and marketing expenses increased 93% from $5.2 million for the three months ended March 31, 2021 to $10 million for the three months ended March 31, 2022 due to increased marketing efforts, including spend on television advertising, digital advertising, paid search advertising, and social medial advertising. Sales and marketing employees were 89 and 155 at March 31, 2021 and 2022, respectively.

Operations. Operations expenses increased 92% from $5.0 million for the three months ended March 31, 2021 to $10 million for the three months ended March 31, 2022. Operations employees were 204 and 345 at March 31, 2021 and 2022, respectively. This was due to the increase in travel demand and indirect travel related costs returning to pre-pandemic levels.

Technology and development. Technology and development expenses increased 218% from $0.9 million for the three months ended March 31, 2021 to $2.8 million for the three months ended March 31, 2022 due largely to increased investment in product development and strategic growth initiatives. Technology and development employees were 26 and 54 at March 31, 2021 and 2022, respectively.

Depreciation and amortization. Depreciation and amortization expenses were relatively consistent at $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2022, respectively.

Interest, net. Interest expense decreased 17% from $0.2 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022 due to interest incurred on the PPP loan in 2021 that was not incurred during 2022, offset by slightly higher borrowings against the Company’s line of credit during the three months ended March 31, 2022, and slightly lower interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Change in Fair Value of Common Stock Warrant Liability. The Company recognized a $18 million loss on the quarter end fair value adjustment related to its outstanding warrant liabilities as a result of mark-to-market adjustment. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Transaction Costs. The Company incurred $25 million in transaction costs related to the Business Combination during the three months ended March 31, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed within general and administrative expenses in the condensed consolidated statements of operations.

Provision for (Benefit from) Income Taxes. Our provision for (benefit from) income taxes consists of an estimate for foreign taxes based on exacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operations activities primarily from subscription and travel revenue as well as our financing activities, including borrowings under the revolving line of credit. In connection with the closing of the Business Combination, the Company raised $90 million of gross proceeds. The Company additionally incurred $25 million in transaction costs during the three months ended March 31, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statement of operations. The total net cash proceeds to the Company were $66 million.

As of March 31, 2022, we had $133 million of cash and cash equivalents, $2.0 million of restricted cash and $0.7 million in amounts available for future borrowings under our credit facilities. We intend to use the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

Since inception, we have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue. Prior to 2019, our subscriptions included substantial enrollment fees that are recognized over the expected life of subscriptions, which is typically five years. In addition, we also have significant deferred revenue related to travel that is paid in advance but not yet taken. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of subscriber and revenue growth, travel bookings, addition of new residences and the timing and extent of spending on residences and other growth initiatives, our ability to achieve further reductions in operating expenses, and overall economic conditions. Providing incentives or promotions for booking travel can and has historically increased our liquidity.

We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next 12 months.

The following table sets forth general information derived from our consolidated statements of cash flows:

	For the three months ended
	March 31,
	2021	2022
Net cash provided by (used in) operating activities	$9,211	$(12,666)
Net cash used in investing activities	(696)	(1,170)
Net cash (used in) provided by financing activities	(957)	65,959
Net increase in cash and cash equivalents	$7,558	$52,123

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business, financial condition and results of operations could be adversely affected.

Cash Flows

Cash flows provided by (used in) operating activities. Cash flow from operating activities decreased from providing $9.2 million for the three months ended March 31, 2021 to using $13 million for the three months ended March 31, 2022. This decrease was primarily due to the changes in current assets and liabilities which provided $9.4 million in 2021 compared to using $8.2 million in 2022. This was primarily the result of decreases in accounts payable and accrued liabilities, in addition to increases in prepaid expenses and prepaid member travel balances. Increased investment our business operations drove an increase for both categories. Additional reasons for the decrease include an increased focus on obtaining longer term memberships over the past year, an increase in payments of deposits related to Inspirato experiences that were paid for during the three months ended March 31, 2022 and were booked by members subsequent to quarter end, and an increase in members utilizing COVID-related credit balances on their accounts for paid trips.

Cash flows used in investing activities. Cash used in investing activities was $0.7 million and $1.2 million for the three months ended March 31, 2021 and 2022, respectively. While we incurred less costs for internally developed software in 2022, we incurred higher expenditures for leasehold improvements as the number of new properties added to our lease portfolio increased from 23 in 2021 to 54 in 2022.

Cash flows provided by (used in) financing activities. The primary reason for the increase in cash provided by financing activities was $90 million in proceeds as a result of the reverse recapitalization, partially offset by $24 million used in the payment of reverse recapitalization costs.

Non-GAAP Financial Metrics

In addition to our results determined in accordance with GAAP, we use Adjusted Net Loss, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.

There are limitations related to the use of these non-GAAP financial measures, including that they exclude significant expenses that are required by GAAP to be recorded in our financial measures. Other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies. Thus, these non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any measures derived in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of Adjusted Net Loss, Adjusted EBITDA, Adjusted EBTIDA Margin and Free Cash Flow to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view Adjusted Net Loss, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow in conjunction with their respective related GAAP financial measures.

Adjusted Net Loss

Adjusted Net Loss is a non-GAAP financial measure that we define as net income (loss) before warrant fair value gains and losses.

The above items are excluded from our Adjusted Net Loss measure because out management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted Net Loss:

	For the three months ended March 31,
	2021	2022

	(in thousands)
Net loss	$(3,910)	$(23,815)
Warrant fair value losses	456	17,670
Adjusted Net Loss	$(3,454)	$(6,145)

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, interest income, taxes, depreciation and amortization, equity-based compensation expense, warrant fair value gains and losses, pandemic related severance costs, public company readiness expenses, and gain on forgiveness of debt.

The above items are excluded from our Adjusted EBITDA measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the three months ended March 31,
	2021	2022

	(in thousands)
Net loss and comprehensive loss	$(3,910)	$(23,815)
Interest expense, net	168	139
Depreciation and amortization	1,155	1,034
Equity-based compensation	509	402
Warrant fair value losses	456	17,670
Public company readiness costs	—	1,092
Adjusted EBITDA	$(1,622)	$(3,478)
Adjusted EBITDA Margin (1)	(3.3)%	(4.2)%

(1) We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and additions to capitalized software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and additions to capitalized software, that can be used for strategic initiatives. Our Free Cash Flow is impacted by the timing of bookings because we collect travel revenue between the time of booking and 30 days before a stay or experience occurs. The following table presents the components of Free Cash Flow for the three months ended March 31, 2021 and 2022.

	For the three months ended March 31,
	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$9,211	$(12,666)
Development of internal-use software	(336)	(183)
Purchase of property and equipment	(360)	(987)
Net cash used in financing activities	(696)	(1,170)
Free Cash Flow	$8,515	$(13,836)

Lease Obligations

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities, and maintenance costs. See Note 11 to our consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Future minimum annual commitments under these operating leases are as follows:

Operating leases
Remainder of 2022	$52,896
Year ending December 31, 2023	58,608
Year ending December 31, 2024	35,382
Year ending December 31, 2025	26,749
Year ending December 31, 2026	19,972
Thereafter	24,874
Total minimum lease payments	$218,481

Our credit facility, which had a balance of $13 million as of December 31, 2021 and March 31, 2022, matures in October 2023. As of March 31, 2022, all covenants associated with the loan facilities have been satisfied.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Except for the policies described in “Note 2—Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, including the accounting policy for leases as a result of the Company adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) Leases (Topic 842) on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” of the audited consolidated financial statements for the year ended December 31, 2021, which are included in our prospectus filed pursuant to Rule 424(b)(3) on May 9, 2022. For more information, please refer to “Note 2—Summary of Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Recognition

The Company recognizes revenue from monthly or annual subscription fees over the time. The Company has determined that enrollment fees for subscriptions that are not substantive do not provide a material right to customers. These enrollment fees are recognized upon receipt. Legacy Inspirato club subscriptions included substantive upfront enrollment fees. These enrollment fees may have entitled the subscriber to annual dues, travel or other perks. The value of those services, estimated based on their stand-alone selling price, were deferred and recognized when those services are provided. The remaining revenue is recognized on a straight-line basis over the expected average life of these subscription types. The average estimated life of these subscriptions is five years. The option to renew is considered a material right of the customer and is treated herein as an additional performance obligation.

The calculation of the expected average life of subscriptions with substantive upfront enrollment fees is a critical estimate in the recognition of revenue associated with enrollment fees. The calculation includes certain management judgments and projections regarding the estimated period that customers are expected to remain subscribers and continue to benefit from these subscriptions along with annual renewal rates for these subscriptions. Management relies on multiple metrics to determine the average customer life. These include historical average renewal and attrition rates, expected future renewal rates, and other qualitative measures obtained through market research. The Company review its estimates and assumptions with regard to the average customer life based on the Company’s projections and historical experience on an annual basis. The expected average life of subscriptions with substantive upfront enrollment fees was five years.

Revenue from travel is recognized when performance obligations are met, generally over the period of the stay.

Goodwill

Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. We have determined that the Company has one reporting unit. The impairment test for requires that the Company first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, the Company would compare the estimated fair value of each reporting unit to its carrying value. The Company determined based on the qualitative assessments that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, therefore no quantitative impairment tests were performed at December 31,

2021 or March 31, 2022 and no goodwill impairment charges were recognized during each of the three months ended March 31, 2021 and 2022.

Equity-based compensation

The Company accounts for equity-based payments in accordance with GAAP for all transactions in which an entity exchanges its equity instruments for goods or services, which generally requires us to measure the cost of employee services received in exchange for an award of equity instruments in earnings based on the fair value and vesting provisions of the award on the date of grant. Forfeitures are accounted for as they occur by reversing the expense previously recognized in the period of the forfeiture.

Capitalized Software

Direct costs incurred in the development of internal-use software products are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years.

Income Taxes

We utilize the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded based on the estimated future tax effects of temporary differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. We recognize the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the net amount that we believe is more-likely-than-not to be realized.

We make estimates, assumptions and judgments to determine our provision for Inspirato’s income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits which, as of the date of this report, have not been material, are recognized within provision for income taxes.

Recently Adopted Accounting Pronouncements

For further information on recently adopted accounting pronouncements, see Leases within Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures about Market Risk .

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rate Risk

We are exposed to interest rate risk primarily related to our outstanding debt. Changes in interest rates affect the interest earned on its total cash as well as interest paid on its debt.

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of March 31, 2022.

Foreign Currency Risk

We are exposed to foreign currency risk related expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the three months ended March 31, 2022, our expenditures included $4.7 million in foreign currencies, primarily in Mexican Pesos and Euros. A hypothetical 100 basis points increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our consolidated financial statements for the three months ended March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the section titled “Risk Factors” in Part II, Item 1A and as of the end of the period covered by this Quarterly Report on Form 10-Q, our control deficiencies are as follows:

●	We have lacked a sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the application of new accounting standards, and in the design and implementation of internal controls and have not had the necessary business processes and related internal controls. Additionally, we did not design and maintain effective controls over our financial closing and reporting processes.
●	We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to information technology general controls (“ITGCs”). Specifically, the material weaknesses relating to ITGCs are due to a lack of the design and implementation of certain ITGCs related to our financial applications and data being adequately restricted.

Remediation Plan

We have made significant progress toward remediation of these control deficiencies described above. We hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP, including three Certified Public Accountants since this material weakness was initially identified in 2021. We have engaged third party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A Common Stock and Warrants could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A Common Stock and Warrants.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risk include, among others:

●	The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.
●	We have a history of net losses and may not be able to achieve or sustain profitability.
●	If we fail to retain existing subscribers or add new subscribers, our business, results of operations, and financial condition would be materially adversely affected.
●	Our revenue growth rate has slowed, and it may not increase at the rates we anticipate in the future or at all.
●	The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.
●	We may be unable to effectively manage our growth.
●	Our subscriber support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing subscribers and attract new subscribers.
●	We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.
●	We have limited experience with our pricing models, particularly for Inspirato Pass, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.

●	We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
●	Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition, or results of operations.
●	As a result of recognizing revenue in accordance with GAAP, our financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.
●	The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.
●	We rely on consumer discretionary spending and any decline or disruption in the travel or hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.
●	The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.
●	If we are unable to manage the risks presented by our international business model, our business, results of operations, and financial condition would be materially adversely affected.
●	We have experienced and may continue to experience significant fluctuations in our results of operations, which makes it difficult to forecast our future results.
●	The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.
●	Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
●	We face risks related to our intellectual property.
●	Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.
●	Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.

Risks Related to our Business and Industry

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.

The COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an unprecedented effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. While many countries have begun the process of vaccinating their residents against COVID-19, the unprecedented scale and logistical challenges of vaccine distribution, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in the loosening of restrictions and economic recovery and continued reluctance to travel. The COVID-19 pandemic, which has required and may continue to require cost reduction measures, has materially adversely affected our operating and financial results and will continue to materially adversely impact Inspirato’s long-term operating and financial results. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on its future business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including:

●	the continued duration and scope of the COVID-19 pandemic, as well as whether and to what extent additional variants or resurgences of the virus occur (including due to the Delta, Omicron and any other variants of the virus);
●	the COVID-19 pandemic’s negative impact on global and regional economies and economic activities, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
●	the COVID-19 pandemic’s short- and long-term impact on the demand for travel and for accommodations in our markets;
●	the actions governments, businesses and individuals take in response to the COVID-19 pandemic, including quarantines and lock-downs, and limiting or banning travel and/or in-person gatherings;
●	the effectiveness, availability and deployment of COVID-19 vaccines; and
●	how quickly economies, travel activity and demand for accommodations recover after the COVID-19 pandemic subsides.

In addition, we cannot predict the impact that the COVID-19 pandemic will continue to have on our business partners and third-party vendors and service providers. We may continue to be materially adversely impacted as a result of the material adverse impacts our business partners and third-party vendors suffered previously and may suffer now and in the future. To the extent the COVID-19 pandemic continues to materially adversely affect Inspirato’s business, results of operations, and financial condition, it may also have the effect of heightening many of the other risk factors described herein.

We have a history of net losses and may not be able to achieve or sustain profitability.

We incurred net losses of $4 million and $12 million for the three months ended March 31, 2021 and 2022, respectively. As of March 31, 2022, we had an accumulated deficit of $224 million. Our accumulated deficit and net losses historically resulted primarily from the substantial investments required to grow our business. We have invested significantly in efforts to grow our subscriptions, introduce new or expanded offerings, increase our marketing spend, expanded our operations and hire additional employees. In 2021 and thereafter, we incurred significant costs related to the Business Combination and operating as a public company after the consummation of the Business Combination. We expect to continue making significant investments in our business in the future. These efforts may prove more expensive than currently anticipated, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In particular, the impacts of the COVID-19 pandemic on our business have also contributed to the losses incurred during 2020 and 2021 and we expect the ongoing economic impact from the COVID-19 pandemic to have a material adverse impact on our revenue and financial results for 2022. We cannot predict the future or long term effects of the COVID-19 pandemic on our business or operations or the ways that the pandemic or a future public health crisis may fundamentally alter the travel and hospitality industries.

If we fail to retain existing subscribers or add new subscribers, our business, results of operations, and financial condition would be materially adversely affected.

We have experienced significant subscriber growth over the past several years, particularly with respect to Inspirato Pass. Our continued business and revenue growth is dependent on our ability to retain existing subscribers and add new subscribers, and we cannot be sure that we will be successful in these efforts, or that subscriber retention levels will not materially decline. There are a number of factors that could lead to a decline in subscribers or that could prevent us from increasing our subscribers, including:

●	our failure to deliver offerings that subscribers find attractive;
●	our ability to achieve and sustain market acceptance, particularly with respect to Inspirato Pass;
●	harm to our brand and reputation;
●	pricing and perceived value of our offerings;
●	subscribers engaging with competitive products and services;
●	problems affecting subscribers’ experiences;
●	a decline in the public’s interest in luxury travel;
●	deteriorating general economic conditions or a change in consumer discretionary spending preferences or trends;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions; and
●	events beyond our control such as the COVID-19 pandemic, other pandemics and health concerns, increased or continuing restrictions on travel, immigration, trade disputes, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations.

In addition, if our platform is not easy to navigate; subscribers have an unsatisfactory sign-up, search, booking or payment experience on our platform; the content on our platform is not displayed effectively to subscribers; we are not effective in engaging subscribers across its various offerings and tiers; or we fail to provide an experience in a manner that meets rapidly changing demand, we could fail to acquire first-time subscribers and fail to retain our existing subscribers.

As a result of these factors, we cannot be sure that our subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in subscriber levels could have an adverse effect on our business, financial condition, and operating results.

Our revenue growth may not increase at the rates we anticipate in the future or at all.

We have experienced significant revenue growth in the past; however, there is no assurance that historic growth rates will continue. For the three months ended March 31, our revenue increased significantly from 2021 to 2022, primarily due to the increased demand for travel in due to easing COVID-19 pandemic restriction and pent up demand for travel. Our future revenue growth depends on the growth of supply and demand for our offerings, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of factors, including:

●	the COVID-19 pandemic and its impact on the travel and accommodations industries;
●	our ability to retain and grow our number of subscribers;
●	our ability to retain and grow the number of luxury accommodations and experiences we offer;
●	events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
●	competition;
●	the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, and/or subscribers, including changes in tax, short-term occupancy, and other laws;
●	the attractiveness of our offerings to current and prospective subscribers, including the degree to which we correctly anticipate trends in consumer travel preferences;
●	the level of consumer awareness and perception of our brand;
●	the level of spending on sales and marketing to attract subscribers;
●	our ability to grow new offering tiers, such as Inspirato Pass, and to deepen our presence in certain geographies;
●	timing, effectiveness, and costs of expansion and upgrades to our platform and infrastructure; and
●	other risks described elsewhere in this Quarterly Report on Form 10-Q.

A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in subscriber preferences, any of the other factors described above, or in this Quarterly Report on Form 10-Q will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations, and financial condition would be materially adversely affected.

The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our current or potential competitors include global hotel brands, regional hotel chains, independent hotels, online travel agencies and home-sharing and rental services, and short term/vacation rental. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our offerings. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs, or reduced market share.

We believe we compete primarily on the basis of the quality of our residences, the variety and attractiveness of our residences, the quality of our subscribers’ experience through our concierge and planning services and other subscriber service, and brand identity. Competitive factors in our industry are subject to change, such as the increased emphasis on cleaning and social distancing due to the

COVID-19 pandemic. If subscribers choose to use other competitive offerings in lieu of ours, our revenue could decrease, and we could be required to incur additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.

In addition, some of our current or potential competitors, such as major hotel brands, are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, well-established loyalty programs, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. Moreover, the hospitality services industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation amongst our competitors will give them increased scale and may enhance their capacity, abilities, and resources, and lower their cost structures. In addition, our current or potential competitors may have access to larger developer, landlord or customer bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or landlord or customer requirements. Furthermore, because of these advantages, existing and potential landlords and subscribers might accept our competitors’ offerings, even if our offerings are superior in other regards. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We may be unable to effectively manage our growth.

We have experienced rapid growth, and we continue to pursue rapid growth in existing and new markets throughout the world. Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry, the ongoing COVID-19 pandemic, our expansion into new markets, the increasing number of residences and hotels within our portfolio and changing local and national regulatory requirements. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We may need to increase headcount and hire additional specialized personnel in the future as we pursue our growth objectives. For example, we may need to hire, train and manage additional qualified data scientists, website and app developers, software engineers, financial operations and accounting personnel, and sales and marketing staff to properly manage our growth. When we enter or expand operations in a particular city, we may also need to hire a substantial number of staff to effectively manage the new operations, including staff to research local laws and regulations and monitor legal compliance. If our new hires are not available when needed or perform poorly, or if we are unsuccessful in hiring, training, managing and integrating new employees or if we are unsuccessful in retaining existing employees, we may not be able to meet our business and growth objectives.

Our subscriber support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing subscribers and attract new subscribers.

Our ability to provide high-quality support to our subscribers is important for the growth of our business and any failure to maintain such standards of subscriber support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract subscribers. Meeting the support expectations of our subscribers requires significant time and resources from our support team and significant investment in staffing and technology. In particular, many travel reservations made through us include planning assistance, daily housekeeping, related property services and a local concierge to assist subscribers during their travel. If we or our third-party services providers fail to provide these services in a high-quality manner, or these services are not commensurate with those offered by other luxury travel providers such as hotel brands, our brand would be harmed. In addition, as we expand the destinations offered to our subscribers, particularly outside of North America and Europe, we need to be able to provide effective support that meets subscribers’ expectations in a variety of countries and languages.

Our local support is performed by a combination of our internal teams and third-party service providers. We rely on our internal teams and these third parties to provide timely, responsive and high-quality service to our subscribers. Reliance on these third parties requires that we provide proper guidance and training for their employees, maintain proper controls and procedures for interacting with our subscribers, and ensure acceptable levels of quality and subscriber satisfaction are achieved.

We rely on information provided by subscribers and are at times limited in our ability to provide adequate support or help subscribers resolve issues due to our lack of information or control of local third-party staff. To the extent that subscribers are not satisfied with the timeliness, responsiveness or quality of our support, we may not be able to retain subscribers, and our reputation and brand, as well as our business, results of operations, and financial condition, could be materially adversely affected.

Providing support that is timely, responsive and high-quality is costly, and we expect such cost to continue to rise in the future as we grow our business.

We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.

We continually pursue entering into additional leases, adding residences to existing leases, and renewing and extending current leases as well as other occupancy arrangements with property owners, resorts, hotels and developers. If we fail to secure or renew leases or other occupancy arrangements for attractive luxury properties, resorts, and hotels, we will not be able to expand our portfolio of locations and may not achieve our growth and financial forecasts.

We may not be able to add sufficient properties that meet our brand standards at an acceptable cost to meet our strategic goals and financial forecasts. Due to the number of properties that we have already secured under leases or other occupancy arrangements in many locations and our emphasis on providing a luxury travel experience, we may find it more difficult to find additional attractive properties in those markets. In certain international markets, we have less experience and fewer real estate staff, and local regulations and real estate industry practices (including customary lease provisions and governing law) may make it more difficult to identify properties that are consistent with our brand and standards. Even where we identify suitable properties, we may not be able to negotiate leases or other occupancy arrangements on commercially reasonable terms or at all or may incur additional expenses engaging local counsel to assist with lease or other occupancy arrangement negotiations. Our leases and other occupancy arrangements are often complex and require substantial time to negotiate, which makes forecasting our revenue from new properties more difficult.

Even where we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property at the time provided for, or we may encounter other unforeseen delays, such as constructions delays in the case of new developments or in preparing the property for initial subscriber stays. Many newly leased properties become available for subscriber stays only after a considerable period of time, which increases the risk of unforeseen delays in recognizing revenue from such properties. In addition, the success of any new property will depend on our ability to integrate it into existing operations and successfully market it to our subscribers. Newly leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

In addition to providing luxury accommodations, our business also depends on our ability to provide high-quality, personalized service including travel planning, on-site concierges, daily housekeeping and unique travel experiences. If we are not successful in providing high-quality, luxury experiences to our subscribers, the perceived benefits of subscriptions may decrease and our business, financial condition and operating results may be adversely impacted.

We have limited experience with our pricing models, particularly for Inspirato Pass, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.

We generate revenue primarily from travel bookings and subscriptions to our Inspirato Club and Inspirato Pass offerings. Our subscriptions provide varying degrees of travel booking rights, and additional bookings and travel-related services are available on an ad-hoc basis. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and other travel-related services, particularly with respect to our newer offerings such as Inspirato Pass, which launched in 2019 and experienced significant disruption in 2020 due to the COVID-19 pandemic. As the markets for our offerings mature, as we create new offerings, or as new competitors introduce competing offerings, we may be unable to attract new subscribers or retain existing subscribers at the same price or based on the same pricing model as we have used historically.

We also have limited experience in determining complementary offerings to provide in conjunction with our subscription plans and which to offer as add-on offerings. Our limited experience in determining the optimal manner in which to bundle our various offerings could reduce our ability to capture the value delivered by our offerings, which could adversely impact our business, results of operations, and financial condition.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends to a significant degree on the retention of our founders, senior management team, key technical, financial and operations employees and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate, retain and integrate highly qualified and diverse personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs, and future governmental or regulatory orders related to COVID-19, which remain uncertain and cannot be predicted, may also impact our employee retention. Members of our management team or other key employees may terminate their employment with us at any time, and it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

We face intense competition for highly skilled personnel, especially in Denver, Colorado, where we maintain our headquarters. To attract and retain qualified personnel, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, we may adversely affect our ability to attract and retain highly qualified personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition, or results of operations.

Our business depends on our reputation and the strength of our brand as a provider of luxury accommodations and experiences. We believe that the strength of our brand is particularly important to our ability to attract and retain subscribers and to compete for attractive new properties. Many factors can affect our reputation and the value of our brand, including our level of service, safety of our subscribers, our approach to health and cleanliness, publicized incidents in or around our properties, ability to protect and use our brand and trademarks, levels of marketing, and the prevalence of other luxury accommodations and experiences in the destinations we serve. In addition, our brand and reputation could be harmed if we fail to act responsibly or is perceived as not acting responsibly, or fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof in a number of other areas, such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, diversity, non-discrimination, and support for employees and local communities.

Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brand and our properties and experiences. We may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically, resulting in increased customer acquisition costs.

Our brand and reputation may suffer as a result of any failure to provide service to our subscribers that is commensurate with their expectations. Subscriber complaints or negative publicity about our company, properties, experiences or services could diminish subscribers’ confidence in us or our brand and impair our relationships with landlords, regulators and other governmental authorities, third-party partners, and others that are important or impactful to our business. Effective subscriber service requires significant personnel and technology expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train subscriber service representatives properly could compromise our ability to provide travel and experiences that are acceptable to our subscribers. We also rely on third-party companies to provide some subscriber services, including trip planning assistance, concierge services, daily housekeeping and related property services. We do not directly control these companies or their personnel. Negative publicity related to any of our third-party partners, including publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. We may also be the subject of blog, social media or forum postings that include inaccurate or negative statements about our properties or services or our business in general that create negative publicity. Any deterioration of our brand could adversely impact our business, financial condition, or results of operations.

As a result of recognizing revenue in accordance with GAAP, our financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.

We experience a difference in timing between when a booking is made for travel and when we recognize revenue, which occurs over the period of stay commencing upon check-in. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. Our booking metrics are also not necessarily reflective of revenue in a specific time period as a result of potential cancellations between booking and check-in. For example, the COVID-19 pandemic resulted in cancellations of bookings and those bookings were not recognized as revenue until the trips were taken.

The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.

One element of our growth strategy is to acquire businesses. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. Any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations, and financial condition. Acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technology platforms, or offerings of the acquired companies and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;
●	failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;
●	diversion of management’s attention or other resources from our existing business;
●	our inability to maintain the business relationships of acquired businesses;
●	uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;

●	unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including short-term occupancy and tax laws;
●	difficulties in or costs associated with assigning or transferring to us the acquired companies’ intellectual property or its licenses to third-party intellectual property;
●	inability to maintain our culture and value, ethical standards, controls, procedures, and policies;
●	challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP; and
●	potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, business relationships, or intellectual property, are later determined to be impaired and written down in value.

We rely on consumer discretionary spending and any decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets, and trends in the general economy, which are all unpredictable. Travel, including accommodation, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns, recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounts for substantially all of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the current downturn resulting from the COVID-19 pandemic and the ongoing geopolitical tensions related to Russia’s actions in Ukraine, have led to some decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our offerings. Such a shift in consumer behavior could materially adversely affect our business, results of operations, and financial condition. Our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations.

The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.

We offer a distinctive type of luxury travel service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend on the willingness of potential subscribers and the market at large to adopt our particular model of luxury travel, which differs from both traditional hotels and home-sharing or rental marketplaces. In many geographies, including geographies that we hope to enter in the future, the market for our subscription-based luxury travel is unproven, with little data or research available regarding the market and industry. If potential subscribers do not perceive our accommodations or experiences as compelling, or choose different accommodations due to concerns regarding safety, the availability of on-site staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our luxury travel may not further develop, may develop more slowly than expected or may not achieve our expected growth potential. Such outcomes could adversely affect our business, financial condition and results of operations. Additionally, our ability to develop the market in which we operate will depend to a substantial extent on the willingness of landlords and property developers to enter into leases, property development or other occupancy arrangements with us, and our ability to operate in markets without clear or well-established regulations covering properties used in our business. Regulation of short-term occupancy is an evolving field, and in numerous localities, local regulations have been adopted in recent years that seek to discourage short-term occupancy. Moreover, homeowners’ associations and other associations in communities where our properties are located may seek to restrict limit the ability of landlords to enter into lease agreements with companies such as us. Additionally, a significant portion of our revenue is driven by our subscription offerings, and the adoption of subscription models in the travel industry is relatively new. For example, Inspirato Pass was first launched in 2019. If customers do not shift to subscription travel models and subscription travel services do not achieve widespread adoption, or if there is a reduction in demand for subscription travel services, our business, financial condition, and results of operations could be adversely affected. For these and other reasons, we may be unable to accurately predict the demand for and the supply of potential units in certain markets, which could cause us to spend more in a certain market than is justified by the resulting revenues, or to miss our financial targets, and could otherwise harm our business.

If we are unable to manage the risks presented by our international business model, our business, results of operations, and financial condition would be materially adversely affected.

We have leased properties, work with hotel and resort partners, and offer Inspirato Only Experiences around the world and continue to expand our operations. Currently, we feature destinations in the U.S., Canada, Europe, Central and South America, the Caribbean and Oceania, and plan to continue our efforts to expand internationally, including in jurisdictions where we do not currently operate to a significant degree, such as many countries in Europe, Asia, South America and Oceania. Operating in international markets also requires significant management attention and financial resources. Due to the COVID-19 pandemic, international travel restrictions and other regulations related to the pandemic are regularly and rapidly changing, causing disruptions to travel plans. For example, one of the 2021 African Safari and Winelands Inspirato Only Experiences was postponed and rescheduled for 2022 following South Africa implementing level 4 lockdown regulations, as a result of the COVID-19 pandemic.

Expansion into new international emerging markets may have risks due to factors specific to those markets. Emerging markets are countries which have less developed economies and may be vulnerable to economic and political instability, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets where we operate, and the resulting instability may adversely affect our business.

We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America and possibly other jurisdictions throughout the world, some of which have less developed legal systems, financial markets, and business and political environments than the U.S., and therefore present greater political, legal, regulatory, economic and operational risks. We have emphasized legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of employees with regard to business ethics and compliance, anti-corruption laws and policies and many other key legal requirements; however, there can be no assurance our employees or third party service providers in such locations will adhere to our code of business conduct, anti-corruption law and policies, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.

Managing a multinational organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. We have limited operating experience in many foreign jurisdictions and are making significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the U.S. These risks include:

●	costs, resources and uncertainties associated with tailoring our services in international jurisdictions as needed to better address the needs of subscribers;
●	costs and risks associated with local and national laws and regulations governing zoning, hotels and other accommodations, accessibility, property development and rental, health and safety, climate change and sustainability, and employment;
●	differences in local real estate and hotel industry practices, including leasing and hotel transaction terms, that may make it difficult for us to add properties on satisfactory terms or that may require higher than expected upfront payments or other costs;

●	operational and compliance challenges caused by distance, language, and cultural differences;
●	costs and risks associated with compliance with international tax laws and regulations;
●	costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the U.S. related to conducting business outside the U.S., as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;
●	being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection, use, and other processing of personal data and other content, ownership of intellectual property, taxation and other activities important to our online business practices;
●	political, economic, and social instability, war (including ongoing geopolitical tensions related to Russia's actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), armed conflict, or terrorist activities;
●	competition with companies that understand the local market better than we do or who have pre-existing relationships with landlords, property developers, regulators and travelers in those markets; and
●	reduced or varied protection for intellectual property rights in some countries.

We cannot guarantee that our international expansion efforts in any or multiple territories will be successful. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs.

We have experienced and may continue to experience significant fluctuations in our results of operations, which make it difficult to forecast our future results.

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to fluctuate for a variety of reasons, many of which are outside of our control and difficult to predict. We experience seasonal fluctuations in our financial results. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

●	the quantity of our accommodations;
●	the timing and success of changes in amenities and services;
●	the impact of the COVID-19 pandemic or other public health crises on demand for our accommodations, and on our operating expenses and capital requirements;
●	the introduction and performance of new properties, experiences, amenities, technologies and services, including how quickly new properties are ready for booking by subscribers and the degree to which we correctly anticipates trends in consumer travel preferences;
●	the timing, cost and success of advertising and marketing initiatives;
●	the amount and timing of financing activities, operating expenses and capital expenditures;
●	changes in prevailing lease rates for attractive properties, and any adjustments in rental rates under existing leases;
●	changes in cash flow due to lease renewals and amendments and new lease acquisitions and property onboardings;

●	changes in cash flow due to the seasonal nature of vacation travel and the unpredictability of subscriber cancellations;
●	economic instability in major markets, and fluctuations in exchange rates;
●	geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
●	the introduction of new properties, amenities or services by our competitors;
●	declines or disruptions in the hospitality industry, particularly in cities or regions where we have significant operations;
●	changes in the timing of holidays or other vacation events;
●	unanticipated disruptions or costs due to regulatory issues, including changes in hospitality laws, hotel regulations, or zoning or accessibility laws;
●	litigation and settlement costs, including unforeseen attorneys’ fees and costs;
●	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of revenue as well as accounting for leases;
●	new laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
●	other risks described elsewhere in this Quarterly Report on Form 10-Q.

Fluctuations in operating results may, particularly if unforeseen, cause us to miss projections we may have provided to the public. In addition, a significant portion of our expenses and investments are fixed and such fluctuations in operating results may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or expand our portfolio of properties, or cause other unanticipated issues.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.

The hospitality industry is seasonal in nature. The periods during which our properties experience higher occupancy vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location, and may change with changes in overall availability of lodging and hospitality options within a local market. Based on historical results, we generally expect our revenues to be lower in the second quarter of each year than in each of the three other quarters. In addition, the hospitality industry is cyclical, and demand generally follows the general economy on a lagged basis. The hospitality industry as a whole experienced a downturn driven by the COVID-19 pandemic. We have entered into a recovery phase as vaccines and treatments become more widely available and travel restrictions abate. However, this recovery may not progress to the degree expected. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Our leases may be subject to premature termination, which can be disruptive and costly.

Our leases or management contracts may be subject to premature termination in certain circumstances, such as the bankruptcy of a developer or landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria, which we may fail or elect not to waive or cure, or, in certain leases, termination for convenience by a landlord by providing us prior notice (typically one year). Some of our leased properties have been pledged as collateral for mortgage loans entered into by the owners of the properties when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, such owners may declare bankruptcy and/or lenders could declare a default, accelerate the related debt, and foreclose on the subject property. Such foreclosures or bankruptcies could in some cases result in the termination of our leases and eliminate our anticipated income and cash flows, which could have a significant negative effect on our results of operations. Landlords or other business partners may also assert the right to terminate leases or other significant contracts even where the agreements do not provide such a right. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the revenues and income we would have otherwise generated from the property. For example, if a landlord breaches a lease agreement by terminating without cause, we may choose not to or it may be financially impractical to enforce lease provisions requiring such landlord to pay an administrative fee plus the cost of relocating reservations, and we may choose to settle for a lower amount. Premature terminations of significant agreements could hurt our financial performance or our ability to grow our business.

In addition, our ability to negotiate favorable terms to extend an expiring lease or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, our relationships with current and prospective building owners and landlords, and other potential factors that are not within our control. If we are not able to renew or replace an expiring lease, we will incur significant costs related to vacating that space and developing alternative space, if any.

The relatively long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect our liquidity and results of operations.

We currently lease most of our properties. Our obligations to landlords under these agreements extend for periods that frequently significantly exceed the duration of customers’ subscriptions, often by many years.

Our leases generally provide for fixed monthly payments that are not tied to occupancy rates or revenues, and our leases typically contain minimum rental payment obligations. As a result, if we are unable to maintain sufficient occupancy rates, our lease expenses may not be sufficiently offset by our revenue from subscribers. In addition, we may not be able to lower our fixed monthly payments under our leases in an amount sufficient to offset any revenue lost as a result of future prices that we charge our subscribers, which may also reduce our margins and cash flow. In any such event, we may not have the ability to reduce our rent under the lease or otherwise terminate the lease in accordance with our terms. Many of our leases provide us the ability to terminate leases with appropriate notice.

We have limited flexibility to rapidly alter our portfolio of properties and our lease commitments in response to changing circumstances. Leases require substantial time to negotiate, and there is often a significant delay between a lease signing and the availability of a property to our subscribers. In addition, our leases generally require the landlord’s consent to assign the lease or sublease the property, which may not be granted or may be granted only on unfavorable terms. Even if we are able to assign or sublease an unprofitable property, we may incur significant costs, including transaction costs associated with finding and negotiating with potential transferees, upfront payments or other inducements, costs to restore the property to our previous condition, and other costs to exit the property.

Moreover, our leases contain a variety of contractual rights and obligations that may be subject to interpretation. Our interpretations of our leases are sometimes disputed by landlords, which result in expensive and disruptive litigation in some instances. For example, certain landlords have asserted breach of contract for failure to maintain a property in “substantially the same condition” and in 2020, certain landlords disputed “force majeure” clauses in relation to the COVID-19 pandemic. Similar disputes may occur in the future. Our failure to satisfy our contractual obligations in these leases could result in defaults under the leases. Any default, claim or dispute regarding our leases or our other occupancy arrangements could result in litigation, damage to our reputation, disruption of operations and our subscribers’ experiences at the affected property, a requirement that we exit the property earlier than planned, and damages or other legal remedies against us, any of which could have a material and adverse effect on our business, results of operations and financial condition.

If we are unable to adapt to changes in technology, our business could be harmed.

Because the Inspirato website, custom applications supporting the Inspirato website, the Inspirato app and the algorithms we use to generate trip lists are critical to our business, and subscribers increasingly demand technology-driven features and amenities when they seek accommodations, we will need to continuously modify and enhance our services and business systems to keep pace with technological changes. We may not be successful in developing or obtaining from third parties necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses. In addition, if our properties, website or app, or internal systems fail to operate effectively with future technologies, we may experience subscriber dissatisfaction, lost revenue, difficulties in providing subscriber service or adding new properties to our portfolio, or other disruptions in our operations may result, any of which could harm our business.

We may become involved in claims, lawsuits, and other proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Legal proceedings can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liabilities. The expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change and could adversely affect our financial condition and results of operations. In particular, the international nature of our operations and the number of countries in which we operate could subject us to increased risk of litigation in foreign jurisdictions, which may be lengthier, costlier or less predictable than comparable litigation in the U.S. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Our properties are relatively concentrated in a limited number of travel destinations.

Our operations are relatively concentrated in a limited number of travel destinations. Our accommodations and experiences are located in popular vacation destinations, some of which are more heavily utilized on a seasonal basis. As a result, our ability to realize a benefit from our properties in these regions is heavily dependent upon our ability to maintain occupancy during key seasonal periods. In addition, factors influencing the desirability of our properties in a particular city or region or during a specific season could adversely affect our ability to attract new subscribers and retain existing subscribers. Moreover, to the extent that consumer travel preferences change, we may not correctly anticipate these changes in a timely manner, or at all, which could adversely impact our ability to maintain occupancy in our properties.

Geographic concentration magnifies the risk to us of localized economic, political, public health and other conditions. We expect that our operations will continue to be concentrated in a limited number of travel destinations. Civil unrest, public health crises, unusual weather, natural disasters or other factors affecting travel to these destinations or other markets in which we are expanding, as well as changes in local competitive conditions, may have a disproportionate effect on our revenue and on our ability to secure sufficient staffing, supplies or services for our largest markets. In addition, our property leasing and onboarding process can take substantial time, which may make it more difficult to compete for subscribers in a newly popular travel destination.

We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our properties and result in a reduced number of properties in these areas. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms we or our landlords find acceptable in areas most vulnerable to such events, increasing operating costs, including the cost of water or energy, and requiring us or our landlords to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, we may be unable to provide properties in certain areas due to climate change, and we may lose both landlords and guests, which could have a material adverse effect on our business, results of operations, and financial condition.

We require additional capital to support business growth, and this capital might not be available in a timely manner or on favorable terms.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop or acquire new properties or experiences or enhance our existing properties or experiences, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If additional funds are raised through further issuances of equity or convertible debt securities, existing stockholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders our Common Stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. In addition, we may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

We are subject to risks associated with the employment of hospitality personnel and the use of third-party subscriber services contractors.

Our hospitality employees and other subscriber services personnel are critical to our ability to add properties, maintain our properties, strengthen our reputation for subscriber service, and attract and retain subscribers. If our relationship with employees in any city or key property, or within our central subscriber services function, deteriorates for any reason, our reputation, subscriber relationships and revenue may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. In addition, many of our subscriber services representatives and housekeepers who provide services to us and our subscribers are employed by third-party agencies, that we do not control. Our business and reputation could be harmed in the event of any dispute with these agencies, whether by their staff or with us, or if their staff fail to provide services that meet our or our subscribers’ standards and expectations. In addition, labor costs are a significant component of our operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Our costs associated with any future governmental or regulatory orders related to COVID-19 or the current economic or geopolitical instability related to Russia’s actions in Ukraine, which remain uncertain and unpredictable, may also impact worker retention and increase costs associated with any re-training of newly hired or newly engaged workers.

We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within landlords’ workforces at buildings we occupy, which could harm our subscribers’ experience and reduce bookings at the affected property.

We incur costs relating to the preparation, maintenance, refurbishment and remediation of our luxury properties, which are typically high compared to other travel companies and may be higher than anticipated.

We typically incur expenses to prepare a newly-leased property for our initial subscribers and to keep our leased properties in an attractive condition. Although we attempt to have the landlord or developer bear some of the capital repair costs, we are often responsible for all or a significant portion of routine property care and maintenance. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, the terms of our leases generally require that we ensure that the spaces we occupy are kept in good repair throughout the term of the lease. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require removing all fixtures and improvements to the space, and often requires repainting and other repair work. The costs associated with our onboarding, maintenance, removal and repair work are often significant and may vary from our forecasts.

Because of our focus on providing unique, luxury accommodations, we may incur significantly greater expenses, with greater frequency, to maintain our accommodations in a condition that is satisfactory to our subscribers as compared to other companies in the travel industry. For example, we may expend significantly more on premium fixtures than other travel companies and may be unable to realize economies of scale available to larger hotel companies that utilize standard furniture across rooms in their properties. Accordingly, the costs incurred by us for refurbishing our properties may be less predictable than other travel companies. Any failure to provide luxury accommodations that are acceptable to our subscribers would harm our brand and reputation. If we do not effectively anticipate subscriber preferences and tastes, we may incur additional costs related to further refurbishment or may experience under-utilization of a given property, either of which could harm our business, financial condition and results of operations.

We are exposed to fluctuations in currency exchange rates.

Since we conduct a significant portion of our business outside the U.S. but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar weakens relative to foreign currencies, our non-U.S. expenses would be adversely affected when translated into U.S. dollars. Conversely, a rise in the U.S. dollar relative to foreign currencies would decrease our non-U.S. expenses when translated into U.S. dollars. As exchange rates vary, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We may enter into hedging arrangements in order to manage foreign currency exposure, but such activity may not completely eliminate fluctuations in our operating results.

We are subject to claims and liabilities associated with potential health and safety issues and hazardous substances at our properties.

We and the owners of our leased properties are exposed to potentially significant liabilities and compliance costs as a result of any hazardous or unsafe conditions at our properties, including under environmental, health and safety laws and regulations. These laws and regulations govern matters such as the release, use, storage and disposal of hazardous and toxic substances, and unsafe or unhealthy conditions at hotels and other residential premises. Failure to comply with these laws, including any required permits or licenses, can result in substantial fines or possible revocation of the authority to conduct operations. Any impairment of our or our landlords’ authority to permit hospitality operations at our leased properties, due to these factors, could harm our reputation and revenue. We could also be liable under environmental, health and safety laws for the costs of investigation, removal or remediation of hazardous or toxic substances or unsafe or unhealthy conditions at our currently or formerly leased or managed properties, even if we did not know of or cause the presence or release of the substances or conditions, and even where it is contractually the responsibility of our landlord.

The presence or release of toxic, unhealthy or hazardous substances or conditions at our properties, such as asbestos, mold, radon gas, or lead, could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses, and costly disputes with our landlords and subscribers. We may encounter claims, governmental investigations and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our business, reputation, results of operations and financial condition. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and we do not undertake to independently verify the safety, suitability or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our subscribers may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations, and financial condition could be materially and adversely affected.

Operating as a public company will require us to incur substantial costs and will require substantial management attention. In addition, key members of our management team have limited experience managing a public company.

As a public company, we will face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (see the risk factor below titled “Our management has identified material weaknesses in their internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.”), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of Inspirato. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Our management has identified material weaknesses in their internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified and are currently working to remediate material weaknesses in internal control over financial reporting related to our financial closing and reporting process and to our information technology general controls (“ITGCs”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As a public company, we are required to maintain an effective system of internal controls over financial reporting and to report any material weaknesses in such internal controls. As a private company, Inspirato LLC historically had limited accounting and financial reporting personnel and other resources in our internal control over financial reporting.

In 2021, our management concluded that the material weaknesses in our internal control over financial reporting were due to the fact that we have lacked sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the application of new accounting standards, and in the design and implementation of internal controls and has not had the necessary business processes and related internal controls. The material weaknesses relating to ITGCs are due to a lack of the design and implementation of certain ITGCs related to our financial applications and data being adequately restricted. To remediate these material weaknesses, we have hired personnel with appropriate levels of knowledge and also engaged third-party consultants and are developing formal policies and procedures over our financial closing and reporting processes and ITGCs. We believe these measures will remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs.

In 2021, we hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP, including three Certified Public Accountants. While we continue to remediate the material weaknesses described above related to ITGCs, we cannot predict the success of such remediation steps. If the steps taken are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in Inspirato, and the value of our Common Stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in Inspirato and cause a decline in the price of our Common Stock. Failure to implement and maintain effective internal controls over financial reporting could also subject us to potential delisting from Nasdaq or any other stock exchange on which our stock is listed or to other regulatory investigations and civil or criminal sanctions.

Additionally, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A Common Stock.

Risks Related to Our Organizational Structure

Our principal asset is our interest in Inspirato LLC, and we are dependent upon Inspirato LLC and its consolidated subsidiaries for our results of operations, cash flows, and distributions.

We are a holding company and have no material assets other than our ownership of New Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, including payments under the Tax Receivable Agreement, or declare and pay dividends in the future, if any, are dependent upon the results of operations and cash flows of Inspirato LLC and its consolidated subsidiaries and distributions we receive from Inspirato LLC. There can be no assurance that Inspirato LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in its debt instruments, will permit such distributions.

Our ability to pay taxes and expenses, including payments under the Tax Receivable Agreement, may be limited by our structure.

Our principal asset is a controlling equity interest in Inspirato LLC. As such, we have no independent means of generating revenue. Inspirato LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its New Common Units, including the Company. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Inspirato LLC and will also incur expenses related to its operations. Pursuant to the Ninth Amended and Restated Limited Liability Company Agreement of Inspiearo LLC (“A&R Inspirato LLCA”), Inspirato LLC will make cash distributions to the owners of New Common Units in an amount sufficient to fund their tax obligations in respect of the taxable income for the taxable year in excess of taxable losses of Inspirato LLC allocated to them, to the extent previous tax distributions from Inspirato LLC for the taxable year have been insufficient. In addition to tax expenses, we will incur expenses related to our operations, plus payments under the Tax Receivable Agreement, which may be substantial. We intend to cause Inspirato LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. However, Inspirato LLC’s ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Inspirato LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of the obligations under the Tax Receivable Agreement), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we do not make payments under the Tax Receivable Agreement when due, as a result of having insufficient funds or otherwise, interest will generally accrue at a rate equal to LIBOR plus 100 basis points or in some cases LIBOR plus 500 basis points until paid. Nonpayment of our obligations for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement resulting in a lump-sum payment.

We are required to pay the Continuing Inspirato Members and Blocker Shareholders for certain tax benefits we may claim, and it is expected that the payments we are required to make may be substantial.

Future exchanges or redemptions of New Common Units for cash or shares of our Class A Common Stock are expected to produce favorable tax attributes for the Company. When the Company acquires New Common Units from Continuing Inspirato Members through these exchanges or redemptions, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis may also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. Under the Tax Receivable Agreement, we generally expects to retain the benefit of 15% of the applicable tax savings after our payment obligations as described below are taken into account.

In connection with Business Combination, we entered into the Tax Receivable Agreement. Under the Tax Receivable Agreement, we generally will be required to pay to the Blocker Shareholders or Continuing Inspirato Members, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in Inspirato LLC’s assets resulting from the sale of New Common Units for the consideration paid pursuant to the Business Combination Agreement and the future exchange of New Common Units for shares of our Class A Common Stock (or cash) pursuant to the A&R Inspirato LLCA, and certain pre-existing tax attributes of the Blockers, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

The increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges or redemptions, the price of Class A Common Stock at the time of the exchange or redemption, whether such exchanges or redemptions are taxable, the amount and timing of the taxable income we generate in the future, the U.S. federal and state tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Payments under the Tax Receivable Agreement are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the Tax Receivable Agreement and will increase the amounts due thereunder. In addition, the Tax Receivable Agreement will provide for interest, generally at a rate equal to LIBOR plus 100 basis points or in some cases LIBOR plus 500 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the Tax Receivable Agreement.

We anticipate that the payments that we will be required to make under the Tax Receivable Agreement may be substantial. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Company determines. Although we are not aware of any issue that would cause the U.S. Internal Revenue Service, or IRS, to challenge a tax basis increase or other tax attributes subject to the Tax Receivable Agreement, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, generally it would not be reimbursed for any payments previously made under the Tax Receivable Agreement (although it would reduce future amounts otherwise payable under the Tax Receivable Agreement). As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that the Company realizes in respect of the attributes to which the Tax Receivable Agreement relate.

The amounts that we may be required to pay under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur or if, at any time, the Company elects an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon holders of New Common Units that will not benefit holders of our Class A Common Stock to the same extent as it will benefit the holders of New Common Units.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the holders of New Common Units (other than the Company and our Subsidiaries) that will not benefit the holders of our Class A Common Stock to the same extent as it will benefit such holders of New Common Units. We entered into the Tax Receivable Agreement with the Blocker Shareholders and Continuing Inspirato Members and provides for the payment by us to the Blocker Shareholders or Continuing Inspirato Members, as applicable, of 85% of the tax savings that we realize as a result of increases in tax basis in Inspirato LLC’s assets resulting from the sale of New Common Units for the consideration paid pursuant to the Business Combination Agreement and the future exchange of New Common Units for shares of our Class A Common Stock (or cash) pursuant to the A&R Inspirato LLCA, and certain pre-existing tax attributes of the Blockers, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Although the Company will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for Class A Common Stock.

Subject to the obligation of Inspirato LLC to make tax distributions and to reimburse us for corporate and other overhead expenses, the Inspirato LLC Board will have the right to determine when distributions will be made to the Inspirato LLC unitholders and the amount of any such distributions. If the Inspirato LLC Board authorizes a distribution, such distribution will be made to the Inspirato LLC unitholders, including the Company, on a pro rata basis in accordance with their respective percentage ownership of New Common Units. However, we are not required to distribute any corresponding amounts as dividends to the holders of our Class A Common Stock. Further, because the Company may have liabilities for taxes resulting from the completion of the Business Combination, under the Tax Receivable Agreement or otherwise, any amounts we may distribute as dividends to the holders of our Class A Common Stock could be less on a per share basis than the amounts distributed by Inspirato LLC to the holders of New Common Units on a per unit basis.

Generally, we will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

If the IRS challenges the tax basis or other tax attributes that give rise to payments under the Tax Receivable Agreement and the tax basis or other tax attributes are subsequently required to be adjusted, generally the recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made to them. Instead, any excess cash payments made by the Company under the Tax Receivable Agreement will be netted against any future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by the Company may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that the Company might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate Members of Inspirato LLC may complicate our ability to maintain our intended capital structure, which could impose transaction costs on it and require management attention.

If and when Inspirato LLC generates taxable income, Inspirato LLC will generally make quarterly tax distributions to each of its Members, including the Company, based on each Member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate applicable to an individual or corporate resident of California (whichever is higher). Currently, the highest marginal federal income tax rate applicable to corporations such as the Company is significantly lower than the highest marginal federal income tax rate applicable to non-corporate taxpayers. As a result of this disparity, we expect to receive tax distributions from Inspirato LLC significantly in excess of our actual tax liability and our obligations under the Tax Receivable Agreement, which could result in it accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of a New Common Unit to deviate from the value of a share of our Class A Common Stock. In addition, such cash, if used to purchase additional New Common Units, could result in deviation from the one-to-one relationship between our Class A Common Stock outstanding and New Common Units held by us and our Subsidiaries unless a corresponding number of additional shares of our Class A Common Stock are distributed as a stock dividend. We may, if permitted under our debt agreements, choose to pay dividends to all holders of Class A Common Stock with any excess cash. These considerations could have unintended impacts on the pricing of our Class A Common Stock and may impose transaction costs and require management efforts to address on a recurring basis. To the extent that the Company does not distribute such excess cash as dividends on our Class A Common Stock and instead, for example, holds such cash balances or lends them to Inspirato LLC, holders of New Common Units during a period in which the Company holds such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their New Common Units and obtaining ownership of our Class A Common Stock (or a cash payment based on the value of our Class A Common Stock). In such case, these holders of New Common Units could receive disproportionate value for their New Common Units exchanged during this time frame.

Risks Related to Intellectual Property and Data Privacy

We face risks related to our intellectual property.

Our intellectual property is important to our success, and we rely on domain name registrations, registered and unregistered trademarks, copyright law, trade secret protection and confidentiality and/or license agreements with our employees, third party providers, partners and others to protect our proprietary rights. We have also applied for patent rights with respect to certain aspects of our technology. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights, which could have a material adverse effect on our business, brand, and results of operations.

From time to time, in the ordinary course of business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular trademark claims, against us, particularly as we expand the complexity and scope of our business. Successful claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to operate as intended or could increase our costs.

Certain of our owned and third-party technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise or copy our technology.

Some open source licenses contain requirements that could obligate us to make available source code for modifications or derivative works we creates based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open source software to avoid subjecting our technology to conditions we does not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the use of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming violation by Inspirato of the terms of an open source license or ownership of what such parties believe to be their open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that may not be economically feasible, re-engineer our technology, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.

The security of data when engaging in electronic commerce is essential to maintaining consumer confidence. Among other things, we may collect subscribers’ credit card data, proof of identity and other personal information as part of the booking process. Additionally, we collect and process other personal information, such as personal information of our employees and contractors, and we process and maintain other confidential and proprietary information, such as our confidential and proprietary business information. Cyberattacks and other attempts to obtain unauthorized access to systems or data by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Because our subscribers are generally high-income or high net-worth individuals, we may be particularly attractive as a target for cyberattacks and other attacks. Security breaches and incidents may also occur due to misuse or misappropriation of subscribers’ personal data by employees or third-party contractors. Additionally, we make use of third-party service providers to store and otherwise process data on our behalf, and they face similar risks of security breaches and incidents and may suffer from security vulnerabilities or malicious code and may introduce them to our systems. Any security breach, cyberattack, or other security incident, whether instigated internally or externally on our systems or third-party systems, or the perception that any such breach or incident has occurred, could significantly harm our reputation and therefore our business, brand, market share and results of operations. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or systems used in our business or a security breach or incident impacting breach of subscriber data or other data stored or processed by Inspirato or on our behalf. For example, third parties may attempt to fraudulently induce employees or subscriber services contractors, travel service provider partners or consumers to disclose usernames, passwords or other sensitive information (“phishing”), which may in turn be used to access our information technology systems or to defraud our partners or subscribers. Third parties may also attempt to take over subscribers’ accounts by using passwords, usernames and other personal information obtained elsewhere. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our business and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation and results of operations.

Our existing security measures may not be successful in preventing security breaches and other security incidents. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could gain unauthorized access to our systems and steal, modify, encrypt or otherwise render unavailable, destroy, disclose or otherwise without authorization process subscriber information, transaction data or other information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ personal information, and it is expected that these types of events will continue to occur. Although we are increasing resources to protect against security breaches and incidents, it is virtually impossible for us to entirely mitigate these risks in particular, as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers anticipate an increase in cyberattack activity in connection with Russia’s activities in Ukraine. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including subscriber data maintained by it. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number of our subscribers, and as the tools and techniques used in such attacks become more advanced. Security breaches or incidents, including ransomware attacks and other cyberattacks and attacks introducing other types of malicious code, could result in severe disruptions of and damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss or other unauthorized processing of subscriber, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Security breaches and cyberattacks or other security incidents, or the perception that any of these has occurred, could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory investigations and other proceedings, and penalties and sanctions, or cause consumers to lose confidence in our security and choose to stay with our competitors, any of which would have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits and deductibles and may not be adequate to reimburse us for all losses caused by security breaches and incidents.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could negatively affect consumers’ willingness to provide private information or affect online commercial transactions generally. Additionally, our subscribers could be affected by security breaches and incidents at third parties such as travel service providers. A security breach at any such third party could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

If we fail to comply with federal, state, and foreign laws and regulations relating to privacy, data protection, and information security, we may face potentially significant liability, negative publicity, and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.

In our processing of travel transactions and information about subscribers and their stays, we receive and store a large volume of data, including personal data and other data relating to individuals. Numerous federal, state, local, and international laws and regulations relate to privacy, data protection, information security, and the storing, sharing, use, transfer, disclosure protection and other processing of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations relating to privacy, data protection and information security are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (the CJEU) invalidated the U.S.-EU Privacy Shield in July 2020. The GDPR requires certain measures in order for the personal data of EU residents to be transferred to the U.S. for processing. The U.S.-EU Privacy Shield was one such measure. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (SCCs) - the other widely used means for transferring data to the U.S. The CJEU opinion found the SCCs a valid basis for transfer but found that a data processor must also have in place additional safeguards to provide GDPR-level protection for EU personal data. The European Commission has issued revised SCCs to address these and other concerns, and the United Kingdom has issued new standard contractual clauses. These both are required to be implemented. The CJEU opinion and related developments have necessitated additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to further modify our data handling practices in connection with this decision or future legal challenges or related developments relating to cross-border data transfers from the European Economic Area (EEA), United Kingdom, Switzerland, or other jurisdictions. This could result in increased costs of compliance and limitations on Inspirato and our service providers and other third parties we work with. This CJEU decision or future legal challenges also could result in Inspirato being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations or could limit our ability to collect or process personal information in Europe or other regions, may necessitate additional contractual negotiations, and may serve as a basis for our personal data handling practices, or those of our service providers or other third parties we work with, to be challenged. Any of these or other changes or developments impacting cross-border data transfers could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

The number of data protection laws globally is rising as more jurisdictions explore new or updated comprehensive data protection regimes or propose or enact other laws or regulations addressing local storage of data or other matters. In Canada, numerous laws and regulations, including the Personal Information Protection and Electronic Documents Act and provincial legislation, apply to the collection, use, and other processing of personal information, with potential fines, penalties, and other liabilities for noncompliance. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for the GDPR to be implemented in the United Kingdom following Brexit and the transition period that ended on December 31, 2020. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. While the EU has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA.

In the U.S., the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and accompanying regulations were issued by the California Office of the Attorney General in June 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. On November 3, 2020, California voters approved the California Privacy Rights and Enforcement Act (the CPRA), which is expected to go into effect on January 1, 2023. The CPRA significantly modifies the CCPA and further aligns California privacy laws with the GDPR.

Similar legislation has been proposed or adopted in other states. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Colorado enacted the similar Colorado Privacy Act on June 8, 2021, which will become effective July 1, 2023. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear.

We will need to closely monitor developments, including enforcement actions or private litigation under the GDPR, CCPA, CPRA, and other laws to determine whether we will need to modify our data processing practices and policies, which may result in us incurring additional costs and expenses in an effort to comply.

We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security, and may be subject to other actual or asserted obligations, including industry standards, relating to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory frameworks for privacy, data protection, and information security worldwide are evolving rapidly, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to subscribers or other third parties, applicable laws or regulations, or any of our other legal obligations could materially adversely affect our business.

Additionally, if third parties we work with, such as sub-processors, vendors, or developers, violate applicable laws or regulations, contractual obligations, or our policies - or if it is perceived that such violations have occurred - such actual or perceived violations may also have an adverse effect on our business. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, disclosure, or other processing of data, or regarding the manner in which the express or implied consent of users for the collection, use, retention, disclosure, or other processing of data is obtained, could increase our costs and require us to modify our business practices.

Risks Related to Our Reliance on Third Parties

We rely on partners and third-party service providers and if such third parties do not perform adequately or terminate their relationships, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with our partners and third-party service providers. For example, we use third-parties to provide housekeeping services and maintain our subscription platform. If any of our third-party providers terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Moreover, we are limited by exclusivity terms and other restrictions with certain third-party service providers which may limit our ability to enter into relationships with new or alternative third-party service providers.

Our relationships with our partners continue to shift as industry dynamics change, and our partners may be less willing to partner with us as such shifts occur. If any significant partner decided to compete with us, it could adversely impact our sales and harm our business, operating results, and prospects.

Furthermore, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We depend on landlords for maintenance and other significant obligations related to our properties, and any failures in this area could hurt our business.

We do not own any of our properties and manage and operate them under leases or other occupancy arrangements with third-party landlords. At certain of our properties, our subscriber units comprise only a portion of the building, and common areas and amenities are often shared with other tenants or unit owners. We depend on our landlords to deliver properties in a suitable condition and to perform important maintenance, repair and other activities that affect our operations and subscribers’ experience at certain properties. We have no control over common areas of buildings in which certain of our units are located. If our landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, our business, reputation and subscriber relationships may suffer. The nature of our rights and responsibilities under our leases may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs.

We seek to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, and our ability to operate our business could be constrained.

We incorporate technology from third parties into our technology.

We incorporate technology from third parties into our technology. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against Inspirato, our ability to operate some aspects of our business could be limited and our business could be harmed. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain necessary technology from third parties, we may be forced to acquire, license or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. In addition, we may be unable to enter into new agreements on commercially reasonable terms or develop our own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained, licensed or developed, we may not be able to offer certain functionality to subscribers or manage our business as we had intended, which could adversely affect our business, financial condition and results of operations.

We rely on third-party payment processors to process payments made by subscribers, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process payments made by our subscribers. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Furthermore, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, any of which could adversely affect our ability to attract and retain subscribers or disrupt our operations.

Nearly all payments made by our subscribers are made by credit card, debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to subscribers that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our subscribers, including with respect to money laundering, money transfers, privacy and information security, and these regulations may differ by locality and can be expected to change over time.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Industry-specific payment regulations and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.

Our payment processors expect attestation of compliance with the Payment Card Industry Data Security Standard (the PCI-DSS). If we are unable to comply with the PCI-DSS or other applicable policies, guidelines or controls, or if our third-party payment processors are unable to obtain regulatory approval to use our services where required, our business may be harmed. For example, failing to maintain our Attestation of Compliance for the PCI-DSS could result in monthly fines or other adverse consequences until compliance is achieved, and may result in increased costs of processing credit card payments, as well as potential fines, penalties, and other liabilities. Existing third parties or future business partnerships may opt out of processing payment card transactions if we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our subscribers and business partners.

Risks Related to Government Regulation

Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements. Our regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing and permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. We operate units in multiple states and international jurisdictions. Our business efficiencies and economies of scale depend on reducing variations among properties and subscriber services across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce our ability to achieve economies of scale, add compliance costs, and increase the potential liability for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety, and real estate and hotel licensing and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt our ability to operate existing properties or to develop new ones, negatively impact our subscriber relations or operations in other ways, increase our expenses, and damage our reputation and business.

In addition, since we began our operations, there have been, and continue to be, regulatory developments that affect the travel industry and the ability of companies like Inspirato to offer accommodations for specified durations or in certain neighborhoods. These include short-term occupancy regulations and restrictions adopted by municipalities and homeowners’ associations where our properties are located. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could harm our business. These and other similar new and newly interpreted regulations could increase our costs, require us to reduce or even cease operations in certain locations, reduce the diversity and number of units available for us to lease and offer to subscribers, and otherwise harm our business and operating results.

From time to time, we may become involved in challenges to, or disputes with government agencies regarding, laws and regulations. There can be no assurance that we will be successful in these challenges or disputes. Furthermore, if we were required to comply with regulations and government requests that negatively impact our relations with subscribers, our business, operating results and financial results could be adversely impacted.

Additionally, new, changed, or newly interpreted or applied laws, statutes, rules, regulations or ordinances, including tax laws, could increase landlords’ compliance, operating and other costs. This, in turn, could deter landlords from renting their properties to Inspirato, negatively affect lease renewals, impair landlords’ ability or willingness to repair and maintain leased properties, or increase costs of doing business. Any or all of these events could adversely impact our business and financial performance.

Furthermore, as we expand or change our business and the services that we offer or the methods by which we offer them, we may become subject to additional legal regulations, tax requirements or other risks. Whether we comply with or challenge these additional regulations, our costs may increase, and our business may otherwise be harmed.

Changes in our effective tax rate could harm our future operating results.

The Company is subject to federal and state income taxes in the U.S. and in various international jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several factors, including:

●	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;
●	effects of certain non-tax-deductible expenses, including those arising from the requirement to expense stock-based compensation;
●	changes in the valuation of our deferred tax assets and liabilities;
●	adverse outcomes resulting from any tax audit, including transfer pricing adjustments with respect to intercompany transactions;
●	limitations on our ability to utilize our net operating losses and other deferred rax assets; and
●	changes in accounting principles or changes in tax laws and regulations, or the application of tax laws and regulations, including those relating to income tax nexus or possible U.S. changes to the deductibility of expenses attributable to foreign income or the foreign tax credit rules.

Significant judgment is required in the application of accounting guidance relating to uncertainty with respect to income taxes. If tax authorities challenge our (including Inspirato LLC’s) tax positions, any such challenges that are settled unfavorably could adversely impact our provision for income taxes. Additionally, as the Inspirato LLC Members exchange their New Common Units for shares of our Class A Common Stock, we will be responsible for a greater share of the tax payments due as a result of Inspirato LLC’s operations.

Our structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations, and prospects.

We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added, withholding, or revenue based taxes, unclaimed property, or other tax laws applicable to the multinational businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. If such costs are passed on to our subscribers, demand for our products and services could decrease, or there could be increased costs to update or expand our technical or administrative infrastructure, or the scope of our business activities could be effectively limited should we decide not to conduct business in particular jurisdictions.

We are subject to federal, state, and local income, sales, and other taxes in the U.S. and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes, and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

Tax authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added or similar taxes, and we could be subject to substantial liabilities with respect to past or future sales, which could materially adversely affect our business, financial condition and results of operations.

We currently collect and remit applicable sales taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that our business activities are classified as taxable. We do not currently collect and remit state and local excise, utility user, or ad valorem taxes, fees, or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees, and surcharges on sales made over the Internet, and there is also uncertainty as to whether our characterization of our traveler accommodations in certain jurisdictions will be accepted by state and local tax authorities.

There are substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or may conduct business. The application of existing or future indirect tax laws, whether in the U.S. or internationally, or the failure to collect and remit such taxes, could materially adversely affect our business, financial condition and results of operations.

The costs and other risks associated with the Americans with Disabilities Act and similar legislation outside of the U.S. may be substantial.

We are subject to the Americans with Disabilities Act, commonly referred to as the ADA, and similar laws and regulations in certain jurisdictions outside of the U.S. These laws and regulations require public accommodations to meet certain requirements related to access and use by people with disabilities. Our landlords may not have designed, constructed or implemented procedures on their properties to comply fully with the ADA or similar laws, and efforts by them or by us to achieve compliance may be costly, may delay planned openings of newly-leased properties, and could be disruptive to existing subscribers. Operators of websites or other online tools are also occasionally targeted by complaints that they have failed to make their sites sufficiently accessible. We may be required to expend substantial resources to remedy any noncompliance at our leased properties or in our app or website, or to defend against complaints of noncompliance, even if they lack merit. If we fail to comply with the requirements of the ADA or similar laws, we could be subject to fines, penalties, injunctive action, costly legal proceedings, reputational harm and other business effects that could materially and adversely affect our brand and results of operations.

Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on our business.

Our business is subject to various laws and regulations governing consumer protection, advertising and marketing. We may encounter governmental and private party investigations and complaints in areas such as the clarity, accuracy and presentation of information on our website. In addition, our marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. Its marketing activities could be restricted, our subscriber relationships and revenues could be adversely affected, and our costs could increase, due to changes required in our marketing, listing or booking practices, or any investigations, complaints or other adverse developments related to these laws and regulations.

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We sometimes leverage third parties to sell our products and conduct our business abroad. Inspirato, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of our management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In many cases, our business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control. As such, an export license may be required to export or reexport our services to certain countries and end-users, including to certain U.S. embargoed or sanctioned countries, governments, and persons and for certain end-uses. If we were to fail to comply with such import or export control laws and regulations, trade and economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. The following developments could result in decreased use of our services by or in our decreased ability to provide our services to existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import, or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of Securities of the Company

The market price of shares of our Class A Common Stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, such as the ongoing geopolitical tensions related to Russia’s actions in the Ukraine, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness incurred or securities issued in the future, (7) changes in market valuations of similar companies, (8) adverse publicity or speculation in the press or investment community, (9) announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments and (10) the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results. In response, the market price of shares of our Class A Common Stock could decrease significantly. You may be unable to resell your shares of our Class A Common Stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Our ability to timely raise capital in the future may be limited, or capital may be unavailable on acceptable terms, if at all. The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our Class A Common Stock.

We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in our future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our Class A Common Stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our Class A Common Stock. If we issue additional equity securities in the future, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A Common Stock. Because the decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their Class A Common Stock and diluting their interest.

A small number of stockholders have substantial control over the Company, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over the Company.

A small number of stockholders have substantial control over the Company, and this significant concentration of ownership may have a negative impact on the trading price for our Class A Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock and Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively. On February 14, 2022, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff had determined that the we had not complied with the requirements of IM-5101-2 because (i) we had not demonstrated that our Class A common stock complied with the minimum 400 Round Lot Holder requirement in Listing Rule 5405(a)(3) and (ii) our Warrants did not qualify for initial listing since the security underlying the Warrant, our Class A Common Stock, did not qualify. On March 9, 2022, we received a letter from the Staff of Nasdaq informing us that we had regained compliance with Nasdaq Listing Rule IM-5101-2 and that we were in compliance with the Nasdaq Global Market’s listing requirements and our securities continue to trade on Nasdaq. Even though we were able to regain compliance with the Nasdaq listing standards with respect to our Class A Common Stock and Warrants, we can provide no assurance that we can maintain compliance with those standards.

If Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for the Company’s securities;
●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules,
●	possible reduction in the level of trading activity in the secondary trading market for shares of our Class A Common Stock;
●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Class A Common Stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to Russia’s actions in the Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce its guidance for future periods, the market price of our Class A Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plans to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (4) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements, and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock, and the market price of our Class A Common Stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Thayer’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we qualify as a “large accelerated filer”, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter or (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Class A Common Stock could decline.

The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If regular publication of research reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Class A Common Stock to decline. Moreover, if one or more of the analysts who cover Inspirato downgrades our Class A Common Stock or if reporting results do not meet their expectations, the market price of our Class A Common Stock could decline.

If our security holders exercise their registration rights, it may negatively impact the market price of Class A Common Stock.

In connection with the Closing, Thayer’s existing registration rights agreement was amended and restated to: (i) provide that the Company will file a registration statement within 15 business days following the Closing to register for resale (A) the Founder Shares and shares of Class A Common Stock issuable upon exercise of the Private Warrants held by the Sponsor and (B) the shares of Class A Common Stock to be issued to the Inspirato LLC unitholders in the Business Combination; (ii) provide the Inspirato LLC unitholders with unlimited demand registration rights; (iii) provide the Inspirato LLC unitholders and the Sponsor with customary underwritten takedown rights (subject to customary priorities, minimums, frequency, and quantity limits, cutbacks, deferrals and other terms); and (iv) afford each of the Inspirato LLC unitholders and the Sponsor, on a pari passu basis, “piggy back” registration rights with respect to any underwritten offerings by the other stockholders and by the Company. The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our securities.

The Company has no current plans to pay cash dividends on our common stock; as a result, stockholders may not receive any return on investment unless they sell their Class A Common Stock for a price greater than the purchase price.

We have no current plans to pay dividends on our Class A Common Stock. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our Board may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our Class A Common Stock. As a result, stockholders may not receive any return on an investment in our Class A Common Stock unless they sell their shares for a price greater than that which they paid for them.

The Company may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of Class A Common Stock.

Pursuant to the 2021 Plan, for fiscal year 2022, we may issue an aggregate of up to 24,431,859 shares of Class A Common Stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing stockholders’ proportionate ownership interest in the Company will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding common stock may be diminished; and
●	the market price of our Class A Common Stock may decline.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent an acquisition by a third party that could otherwise be in the interests of stockholders.

Our Certificate of Incorporation and Bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of the Company without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

●	the division of our Board into three classes and the election of each class for three-year terms;
●	advance notice requirements for stockholder proposals and director nominations;

●	provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called, and to take action by written consent;
●	restrictions on business combinations with interested stockholders;
●	in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal the bylaws, or amend or repeal certain provisions of the certificate of incorporation;
●	no cumulative voting;
●	the required approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
●	the ability of our Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions.

These provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A Common Stock in the future, which could reduce the market price of our Class A Common Stock.

The provision of our Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the U.S. for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder to the Company or its stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (4) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or Bylaws or (5) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our Certificate of Incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Risks Related to the Warrants

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then-outstanding Public Warrants.

The Warrants were issued in registered form subject to the Warrant Agreement. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders.

Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least a majority of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants (excluding the Private Warrants and any warrants issued to the Sponsor, officers or directors in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the Warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Public Warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if it is unable to register or qualify the component securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

General Risk Factors

We may be subject to liability claims and our insurance may be inadequate to cover our losses.

We are subject to numerous obligations in our contracts with third parties and otherwise. Despite the procedures, systems and internal controls we have implemented to comply with our contracts and avoid or mitigate various risks, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls, or because of negligence or the willful act of an employee, contractor or third party. Our insurance policies may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, the insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our business is subject to the risks of catastrophic events.

The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the ongoing COVID-19 pandemic), cyber-attack, war (such as Russia's actions in Ukraine), or terrorist attack, could result in significant disruptions to our business. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Although we have implemented disaster recovery arrangements, there can be no assurance that these arrangements will appropriately address all potential disaster scenarios. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our business would be impaired or we could lose critical data.

Our partners, suppliers, and subscribers are also subject to the risk of catastrophic events. In those events, our ability to operate our business, as well as the demand for our offerings, may be impaired as a result of factors outside our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

During the three months ended March 31, 2022, we issued and sold the following unregistered securities:

●	Between February 28, 2022 and March 31, 2022, the Company issued and sold to former and current employees an aggregate of 25,427 shares of our Class A Common Stock upon the exercise of Assumed Inspirato Options at an exercise price of $0.77 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of the securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated June 30, 2021, by and among Thayer, Merger Sub and Inspirato.		8-K	001-39791	2.1	June 30, 2021
2.2	Amendment to Business Combination Agreement, dated September 15, 2021, by and between Thayer and Inspirato.		8-K	001-39791	1.1	September 15, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.1	February 14, 2022
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
3.3	Ninth Amended and Restated Limited Liability Company Agreement of Inspirato LLC, dated February 11, 2022.		8-K	001-39791	10.3	February 14, 2022
4.1	Form of Class A Common Certificate of the Company.		S-8	333-264331	4.1	April 15, 2022
4.2	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and Thayer.		8-K	001-39791	4.1	December 16, 2020
4.3	Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A.		S-1/A	333-262472	4.5	February 11, 2022
10.1	Form of Indemnity Agreement of Thayer.		S-1	333-249390	10.3	October 8, 2020
10.2	Form of Inspirato 2021 Equity Incentive Plan.		S-4	333-259570	10.17	September 16, 2021
10.3	Form of Inspirato 2021 Employee Stock Purchase Plan.		S-4	333-259570	10.18	September 16, 2021
10.4	Form of Inspirato Employee Incentive Compensation Plan.		S-4	333-259570	10.19	September 16, 2021
10.5	Outside Director Compensation Policy of the Company.		S-1	333-264598	10.14	April 29, 2022
10.6	Tax Receivable Agreement, dated February 11, 2022, between the Company and the other parties thereto.		8-K	001-39791	10.4	February 14, 2022
10.7	Amended and Restated Registration Rights Agreement dated February 11, 2022		8-K	001-39791	10.1	February 14, 2022
10.8	Sponsor Subscription Agreement, dated February 10, 2022, between Thayer, Inspirato LLC and the Sponsor.		8-K	001-39791	10.6	February 14, 2022
10.9	Employment Agreement between Inspirato LLC and Brent Handler.		S-4	333-259570	10.21	September 16, 2021
10.10	Employment Agreement between Inspirato LLC and Brad Handler.		S-4	333-259570	10.22	September 16, 2021
10.11	Employment Agreement between Inspirato LLC and David Kallery.		S-4	333-259570	10.23	September 16, 2021
10.12	Employment Agreement between Inspirato LLC and Web Neighbor.		S-4	333-259570	10.24	September 16, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inspirato Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspirato Incorporated

Date: May 12, 2022	By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ R. Webster Neighbor
R. Webster Neighbor
Chief Financial Officer (Principal Financial and Accounting Officer)