Form 10-Q
period 2022-06-30
Inspirato Inc
filed 2022-08-10
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 52,450,471 shares of Class A Common Stock, 69,780,665 shares of Class V Common Stock, and 8,624,792 Warrants outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand its destination offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	The impact of the COVID-19 pandemic on customer demands for travel and hospitality services;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section entitled “Risk Factors.”

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	December 31,	June 30,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$80,233	$121,321
Restricted cash	2,720	1,740
Accounts receivable, net	2,389	2,725
Accounts receivable, net – related parties	386	708
Prepaid subscriber travel	17,183	24,520
Prepaid expenses	11,101	9,970
Other current assets	762	574
Total current assets	114,774	161,558
Property & equipment, net	8,695	11,904
Goodwill	21,233	21,233
Right of use assets	—	236,393
Other long term assets	1,068	1,130
Total assets	$145,770	$432,218
Liabilities
Current liabilities
Accounts payable	$33,140	$35,319
Accrued liabilities	6,035	5,122
Deferred revenue	176,813	175,841
Deferred rent	457	—
Debt	13,267	14,000
Lease liability	—	65,210
Total current liabilities	229,712	295,492
Deferred revenue	14,450	15,781
Deferred rent	7,468	—
Lease liability	—	177,597
Warrants	547	5,607
Total liabilities	252,177	494,477

Commitments and contingencies (Note 12)

Temporary equity (Note 3)

Series A-1; 222 authorized and 217 issued and outstanding at December 31, 2021; none at June 30, 2022	12,809	—
Series A-2; 130 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022	5,489	—
Series B; 193 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022	19,860	—
Series B-1; 128 authorized and 124 issued and outstanding at December 31, 2021; none at June 30, 2022	15,282	—
Series D; 158 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022	20,125	—
Series E; 132 authorized and 96 issued and outstanding at December 31, 2021; none at June 30, 2022	9,719	—
Total temporary equity	83,284	—

Equity
Series C; 491 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022 (Note 3)	21,477	—
Common units 4,470 authorized; 1,149 issued and outstanding at December 31, 2021; none at June 30, 2022 (Note 3)	—	—
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 52,448 shares issued and outstanding as of June 30, 2022	—	5
Class V common stock, $0.0001 par value, 500,000 shares authorized, 69,781 shares issued and outstanding as of June 30, 2022	—	7
Additional paid-in capital	—	244,799
Accumulated deficit	(211,168)	(226,361)
Total equity excluding noncontrolling interest	(189,691)	18,450
Noncontrolling interests (Note 16)	—	(80,709)
Total equity	(189,691)	(62,259)
Total liabilities, temporary equity, and equity	$145,770	$432,218

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$52,286	$83,698	$101,566	$165,771
Cost of revenue (including depreciation of $408 and $880 in 2021, and $495 and $870 in 2022, respectively)	35,623	60,081	67,712	107,002
Gross margin	16,663	23,617	33,854	58,769
General and administrative (including equity-based compensation of $466 and $975 in 2021, and $2,431 and $2,833 in 2022, respectively)	13,024	15,782	21,658	33,476
Sales and marketing	6,000	11,061	11,249	21,203
Operations	5,850	11,179	10,879	20,853
Technology and development	897	2,876	1,780	5,684
Depreciation and amortization	600	694	1,283	1,353
Interest, net	378	193	547	332
Warrant fair value (gains) losses	—	(11,126)	456	6,544
Gain on forgiveness of debt	(9,518)	—	(9,518)	—
Loss and comprehensive loss before income taxes	(568)	(7,042)	(4,480)	(30,676)
Income tax expense	—	206	—	387
Net loss and comprehensive loss	(568)	(7,248)	(4,480)	(31,063)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	—	4,274	—	16,053
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(568)	$(2,974)	$(4,480)	$(15,010)

Basic and diluted weighted average common units and Class A shares outstanding	105,503	52,400	105,503	47,384
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively	$(0.01)	$(0.06)	$(0.04)	$(0.32)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2021 (as previously reported)	1,166	$—	491	$21,477	—	$—	—	$—	$—	$(184,682)	$—	$(163,205)
Reverse recapitalization, net (Note 3)	104,377	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2021, after effect of reverse recapitalization	105,543	—	—	—	—	—	—	—	21,477	(184,682)	—	(163,205)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Equity-based compensation	—	—	—	—	—	—	—	—	509	—	—	509
Distributions	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2021	105,543	$—	—	$—	—	$—	—	$—	$21,986	$(188,673)	$—	$(166,687)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(568)	—	(568)
Equity-based compensation	—	—	—	—	—	—	—	—	466	—	—	466
Balance at June 30, 2021	105,543	$—	—	$—	—	$—	—	$—	$22,452	$(189,241)	$—	$(166,789)
												—
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(12,036)	(11,779)	(23,815)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,387)	$(76,435)	$(62,377)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(2,974)	(4,274)	(7,248)
Equity-based compensation	—	—	—	—	—	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	—	—	—	490	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	22	—	—	—	(65)	—	—	(65)
Balance at June 30, 2022	—	$—	—	$—	52,448	$5	69,781	$7	$244,799	$(226,361)	$(80,709)	$(62,259)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2021	2022
Cash flows from operating activities:
Consolidated net loss	$(4,480)	$(31,063)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,164	2,223
Warrant fair value losses	456	6,544
Equity‑based compensation	975	2,833
Gain on forgiveness of debt	(9,518)	—
Non-cash lease expense	515	76
Changes in operating assets and liabilities, net of reverse recapitalization:
Accounts receivable, net	183	(336)
Accounts receivable, net – related parties	(388)	(322)
Prepaid member travel	(3,538)	(3,675)
Prepaid expenses	(101)	(3,625)
Right of use asset	—	(493)
Other assets	280	126
Accounts payable	10,566	2,179
Accrued liabilities	2,212	(1,237)
Deferred revenue	20,299	359
Net cash provided by (used in) operating activities	19,625	(26,411)

Cash flows from investing activities:
Development of internal-use software	(263)	(489)
Purchase of property and equipment	(1,061)	(4,619)
Net cash used in investing activities	(1,324)	(5,108)

Cash flows from financing activities:
Repayments of debt	(476)	(13,267)
Proceeds from debt	—	14,000
Proceeds from reverse recapitalization	—	90,070
Payments of reverse recapitalization costs	—	(23,899)
Proceeds from issuance of common stock	—	5,000
Payments of employee taxes for unit option exercises	—	(117)
Proceeds from unit option exercises	—	23
Distributions	(81)	(183)
Net cash (used in) provided by financing activities	(557)	71,627

Net increase in cash, cash equivalents, and restricted cash	17,744	40,108
Cash, cash equivalents, and restricted cash – beginning of period	67,001	82,953
Cash, cash equivalents, and restricted cash – end of period	$84,745	$123,061

Supplemental cash flow information – cash paid for interest	$290	$285
Significant noncash transactions:
Conversion of preferred stock in connection with reverse recapitalization	$—	$104,761
Warrants acquired at fair value	—	8,390
Warrants exercised	—	9,874
Fixed assets purchased but unpaid, included in accounts payable	—	324
Conversion of deferred rent and prepaid rent to right of use asset	—	6,831

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

As of June 30, 2022, the Company had 43 subsidiaries and one branch, of which 34 are wholly owned domestic limited liability companies. The remaining 9 and the branch, which are owned through direct domestic subsidiaries, are as follows: (i) a wholly owned Mexican S.R.L; (ii) a wholly owned Turks and Caicos limited company; (iii) a wholly owned Cayman exempted company; (iv) a wholly owned Costa Rican limited liability company; (v) a wholly owned Italian S.R.L.; (vi) a wholly owned Canadian unlimited liability company; (vii) a wholly owned Dominican Republic branch of a wholly owned domestic liability company; (viii) a wholly owned U.S. Virgin Islands limited liability company; (ix) a wholly owned Puerto Rican limited liability company; and (x) a wholly owned Grenadian limited liability company. These entities typically lease local properties.

Since early 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an unprecedented effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. The COVID-19 pandemic had a materially adverse impact on the Company’s results of operations and financial condition, particularly in 2020. Revenues declined as a result of reduced travel and management undertook cost reduction methods in response. No impairments were recorded during the periods presented. Through June 30, 2022 as restrictions were lifted across travel destinations, revenues began to recover to pre-pandemic levels. However, due to the significant uncertainty surrounding the pandemic, including the potential adverse impact of the spread of COVID-19 variants, management’s judgment regarding this could change in the future. Management cannot estimate the length or impacts of the COVID-19 outbreak on the Company’s future operations, financial position and cash flows, particularly if there are significant impacts that continue in the future.

(2) Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read together with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020 and Inspirato LLC’s audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and 2021 included in the final prospectus statement dated March 10, 2022 filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

For the three and six months ended June 30, 2021, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of Inspirato LLC. The condensed consolidated balance sheet as of December 31, 2021 presents the financial condition of Inspirato LLC and its wholly-owned subsidiaries. All intercompany balances and transactions of Inspirato LLC have been eliminated.

The Business Combination was accounted for as a reverse recapitalization and the financial statements presented herein are for Inspirato Incorporated and its subsidiaries, including Inspirato LLC. Inspirato LLC was the accounting acquirer of Thayer and the financial statements for all periods prior to February 11, 2022 are those of Inspirato LLC. See Note 3 – Reverse Recapitalization for more information.

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

(b) Principles of Consolidation

For the period of February 11, 2022 through June 30, 2022, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Inspirato LLC. In determining the accounting of Inspirato Incorporated’s interest in Inspirato LLC after the Business Combination, management concluded Inspirato LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Inspirato LLC was evaluated under the voting interest model. As Inspirato Incorporated has the right to appoint a majority (four of the seven) managers of Inspirato LLC, Inspirato Incorporated controls Inspirato LLC, and therefore, the financial results of Inspirato LLC and its subsidiaries, after the Closing on February 11, 2022, are consolidated with and into Inspirato Incorporated’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.

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

The Company adopted ASC 842 as of January 1, 2022 using the modified retrospective approach (“adoption of the new lease standard”). This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. The Company has elected to apply the new guidance at the date of adoption without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical determination of contracts as leases and lease classification and not reassess initial direct costs for historical lease arrangements. The Company also elected the practical expedient to not separate lease and non-lease components for all of our current classes of leases.

Operating lease assets are included within right of use (“ROU”) assets and the corresponding operating lease liabilities are included within current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2022.

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

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s interim condensed consolidated financial statements. The most significant impacts related to the (i) recording ROU assets of $193 million, and (ii) recording lease liabilities of $200 million, as of January 1, 2022 on the consolidated balance sheets. The Company also reclassified prepaid expenses of $1.1 million and deferred rent balances (including tenant improvement allowances and other liability balances) of $7.9 million relating to the Company’s existing lease arrangements as of December 31, 2021, into the ROU asset balance as of January 1, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The adoption of the new lease standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows and has had no impact on our debt covenants.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2022 for the adoption of the new lease standard was as follows:

	Balances at December 31,	Adjustments from Adoption of New Lease	Balances at January 1,
	2021	Standard	2022

Assets	(in thousands)
Prepaid expenses	$11,101	$(1,094)	$10,007
Operating lease ROU assets	—	193,332	193,332
Liabilities
Current lease liabilities	$—	$59,933	$59,933
Other current liabilities	457	(457)	—
Long-term lease liabilities	—	140,230	140,230
Other long-term liabilities	7,468	(7,468)	—

(e) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings or loss attributable to Inspirato Incorporated Class A common stock (“Class A Common Stock”), as applicable, by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested equity based compensation awards, if dilutive, is computed using the treasury stock method.

(f) Noncontrolling Interests

Noncontrolling interests represent the economic interest of Inspirato LLC not owned by Inspirato Incorporated. These noncontrolling interests arose from the Business Combination. Noncontrolling interests were initially recorded as the relative proportion of the net assets of Inspirato LLC at the time of the Business Combination. This amount is subsequently adjusted for the proportionate share of earnings or losses attributable to the noncontrolling interests and any dividends or distributions paid to the noncontrolling interests.

As of June 30, 2022, Inspirato Incorporated directly owned 41.0% of the interest in Inspirato LLC and the noncontrolling interest was 59.0%. The noncontrolling interest relates to the economic interests in Inspirato LLC held directly by owners of our Inspirato Incorporated Class V common stock (“Class V Common Stock”) in the form of New Common Units (as defined below) as a result of Business Combination. See Note 3 - Reverse Recapitalization.

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

The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information regarding income taxes, see Note 7.

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

The warrants to purchase Class A Common Stock issued in connection with the IPO of Thayer (the “Public Warrants”) and the private placement warrants to purchase Class A Common Stock held by Thayer Ventures Acquisition Holdings LLC (the “Sponsor,” and such warrants the “Private Warrants” and the Public Warrants and Private Warrants collectively, the “Warrants”) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Warrants as of June 30, 2022 is based on observable listed prices for such Warrants. As the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. On March 14, 2022, all 7.2 million Private Warrants were exercised on a cashless basis into 5.1 million shares of Class A Common Stock.

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

In connection with the Business Combination, among other things, (i) Thayer changed its name to “Inspirato Incorporated”, (ii) each of the then issued and outstanding Class A and Class B common stock of Thayer, converted automatically, on a one-for-one basis, into a share of Class A Common Stock of Inspirato Incorporated, (iii) each of the then issued and outstanding warrants of Thayer converted automatically into a redeemable warrant to purchase one share of Class A Common Stock, and (iv) each of the then issued and outstanding units of Thayer that had not been previously separated into the underlying Thayer Class A Common Stock and Thayer public warrant upon the request of the holder thereof, were cancelled and entitled the holder thereof to one share of Inspirato Class A Common Stock and one-half of one Inspirato Public Warrant.

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

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 8.8 million shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021 and as amended. The Company incurred $25 million in transaction costs during the six months ended June 30, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the condensed consolidated statements of operations. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

On April 7, 2022, the Company issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million.

(4) Revenue

Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(in thousands)
Travel	$28,503	$48,136	$56,290	$97,909
Subscription	23,719	35,562	45,127	67,728
Other	64	—	149	134
Total	$52,286	$83,698	$101,566	$165,771

The Company has recognized assets and liabilities related to contracts with customers as follows:

	December 31,	June 30,
	2021	2022

	(in thousands)
Assets:
Accounts receivable, net	$2,389	$2,725
Liabilities:
Deferred revenue, current and long term	$191,263	$191,622

(5)	Prepaid Expenses and Prepaid Subscriber Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	June 30,
	2021	2022

	(in thousands)
Property operations	$5,136	$3,400
Software	2,979	2,724
Rent	1,094	—
Operating supplies	1,372	1,538
Insurance	520	2,308
Total	$11,101	$9,970

Prepaid Subscriber Travel

Prepaid subscriber travel of $17 million and $25 million at December 31, 2021 and June 30, 2022, respectively, include deposits for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	June 30,
	(years)	2021	2022

		(in thousands)
Furniture, fixtures, and equipment	5	$1,354	$1,364
Corporate office leasehold improvements	3	5,156	5,156
Internal-use software	3	7,947	9,247
Computer equipment	3	1,265	1,265
Residence vehicles	5	315	615
Residence leasehold improvements	3	8,322	12,117
Total cost		24,359	29,764
Accumulated depreciation and amortization		15,664	17,860
Property & equipment, net		$8,695	$11,904

(7) Income Taxes

At June 30, 2022, Inspirato Incorporated holds 41.0% of the economic interest in Inspirato LLC (see Note 3 and 16), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 41.0% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was negative 7.7% and negative 2.6% for the three and six months ended June 30, 2022, respectively. The effective income tax rate for the three and six months ended June 30, 2022 differed significantly from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three and six months ended June 30, 2022 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of the Closing and as of June 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

(8) Debt

Loan Facility

In October 2020, the Company obtained a revolving line of credit ( “Revolver”) that matures October 2023. This Revolver has a limit of $14 million. Interest rates associated with the Revolver adjust based on the prime rate and outstanding balance. The interest rate was 4.25% and 5.75% as of December 31, 2021 and June 30, 2022, respectively. Interest expense related to the Revolver for the three and six months ended June 30, 2021 and 2022 was $0.2 million, $0.4 million, $0.1 million and $0.3 million, respectively.

To obtain the Revolver, the Company was required to pledge collateral in the form of the Company’s deposit accounts and intangible assets, and maintain a cash deposit with the lender of $7.0 million. The Company was not in compliance with one of its covenants on the Revolver at May 31, 2022 and June 30, 2022. The Company repaid the Revolver in full in July 2022 and has not subsequently drawn on the Revolver. The Company is working with its lender to modify this covenant.

Paycheck Protection Program

During the year ended December 31, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $9.4 million with a maturity date of April 2022. The loan was an interest only loan with the full balance due upon maturity. The PPP program was created under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and was administered by the Small Business Administration (SBA). The Company submitted a request for forgiveness of the entire loan balance in September 2020, and in June 2021, the Company received notice from the SBA that the loan has been forgiven and the SBA repaid the lender on the Company’s behalf. The Company recorded a gain on forgiveness of debt of $9.5 million in June 2021, representing the principal amount of the loan and accrued interest through the forgiveness date.

The SBA has the ability to review the Company’s loan file in a period subsequent to the date the loan was forgiven and repaid in full. The results of any review could result in the SBA requesting additional documentation to support the Company’s initial eligibility for the loan and request for loan forgiveness, with the potential for the SBA to pursue legal remedies at its discretion.

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

Level 1 investments consist of valuation of its Warrants as discussed above. The carrying values on the condensed consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, other liabilities, and debt approximate fair values due to their short term maturities. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test and in determining the value of the Inspirato LLC Warrants for the six months ended June 30, 2021.

(10) Loss per share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. Basic and diluted loss per share of Class V Common Stock has not been presented. As such, basic and diluted loss per share is computed using the two-class method. EPS for the three and six months ended June 30, 2021 was adjusted as a result of the recapitalization, see Notes 2 and 3 for additional information.

Basic loss per share is based on the weighted average number of Class A Common Stock outstanding during the period. Diluted loss per share is based on the weighted average number of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock units, nonqualified stock options, warrants, and profits interests, if any, using the “treasury stock” method and for the combined interests that convert into potential shares of Class A Common Stock, if any, using the “if converted” method. “Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively” is adjusted for the Company’s share of Inspirato LLC’s consolidated net loss, net of Inspirato Incorporated taxes, after giving effect to Inspirato LLC combined interests that convert into potential Class A Common Stock, to the extent it is dilutive. In addition, “Net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(in thousands except per share amounts)
Numerator
Net loss attributable to Inspirato Incorporated	$(568)	$(2,974)	$(4,480)	$(15,010)
Denominator
Basic and diluted weighted average common units and Class A shares outstanding	105,503	52,400	105,503	47,384
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share	$(0.01)	$(0.06)	$(0.04)	$(0.32)

The following securities were anti-dilutive for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(in thousands)
Restricted stock units	—	5,518	—	2,774
Stock options	7,841	7,625	8,134	7,690
Preferred warrants	509	—	509	118
Common stock warrants	—	8,625	—	7,852
Profit interests	9,973	—	9,973	2,314
Anti-dilutive securities	18,323	21,768	18,616	20,748

The Company’s combined interests convertible into Class V Common Stock are neither dilutive nor anti-dilutive for the period presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share.

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos, and hotel rooms. The Company determines if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2022, or lease commencement, which is the date when the underlying asset is made available for use by the lessor. Leases have initial terms of up to 10 years, and generally contain extension options at the approval of both parties. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments, and usage based agreements. Operating lease expense and variable lease expense are included in cost of revenue on the condensed consolidated statement of operations.

The following table details the composition of operating lease expense for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

	(in thousands)
Operating lease expense	$19,708	$37,990
Variable lease expense	534	1,193

As of June 30, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows:

Operating leases
(in thousands)
Remainder of 2022	$39,086
Year ending December 31, 2023	68,820
Year ending December 31, 2024	45,468
Year ending December 31, 2025	36,741
Year ending December 31, 2026	28,848
Thereafter	59,746
Total minimum lease payments	278,709
Less: interest expense	(35,902)
Present value of lease obligations	242,807
Less: current lease obligations	(65,210)
Long-term lease obligations	$177,597

As previously reported in the Company’s audited financial statements for the year ended December 31, 2021 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Years ending December 31,	Amount
(in thousands)
2022	$69,329
2023	58,744
2024	37,850
2025	28,203
2026	20,345
Thereafter	25,716
Total	$240,187

The following table presents additional information about our lease obligations as of June 30, 2022:

As of June 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.27

Weighted-average discount rate:
Operating leases	5.15%

The following table presents supplemental cash flow information for the six months ended June 30, 2022:

Six Months Ended
June 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,633
Leased assets obtained in exchange for new operating lease liabilities	$61,956

(12) Commitments and Contingencies

Litigation

The Company may be named as a defendant in various actions and proceedings arising in the normal course of business. The Company believes that the impact of any such matters will not have a material adverse effect on its condensed consolidated results of operations, financial position, or cash flows. As of June 30, 2022, the Company had no significant pending or threatened litigation.

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

(13) Warrants

The Company is party to issued and outstanding Warrants to purchase its Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of June 30, 2022, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants are exercisable for one share of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within accrued liabilities on the condensed consolidated balance sheets because the Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. As of June 30, 2022, the Public Warrants had a fair value of $5.6 million. For the three and six months ended June 30, 2022, a gain of $11 million and loss of $6.5 million, respectively, was recorded in warrant fair value gains and losses in the condensed consolidated statement of comprehensive loss.

(14) Equity of Inspirato, LLC

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

(15) Equity Based Compensation

Unit Option Plan

Prior to the Business Combination, the board of Inspirato LLC maintained an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units, to Inspirato LLC’s employees, directors, and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in connection with the Business Combination and no new equity awards may be issued thereunder; provided, however, that the Unit Option Plan continues to govern the terms and conditions of outstanding awards under the Unit Option Plan as of the time of its termination. Prior to the Unit Option Plan’s termination, Inspirato LLC only granted options under the Unit Option Plan. Options under the Unit Option Plan were granted at a price per unit equal to the fair value of the underlying common units at the date of grant. Options under the Unit Option Plan generally have a 10-year contractual term and vest over a four-year period starting from the date specified in each applicable option agreement.

Each Inspirato LLC option from the Unit Option Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of the Class A Common Stock based on the Exchange Ratio (the “Exchanged Options”). Except as specifically provided in the Business Combination agreement, following the Business Combination, each Exchanged Option has continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Inspirato LLC option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

The fair value of each option granted in 2021 under the Unit Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Approximate risk-free rate	0.49%
Average expected life	6 years
Volatility	47.6%
Estimated per share fair value of options granted	$12.89

There were no grants made during the six months ended June 30, 2022.

As of June 30, 2022 option expense remaining to be recognized was $0.9 million and will be recognized over the next seven years. There were 8.0 million and 7.6 million shares of Class A Common Stock subject to outstanding options at June 30, 2021 (based on retroactive adjustment for the Exchange Ratio) and 2022, respectively. No and 36 thousand options were exercised during the three months ended June 30, 2021 and 2022, respectively. No and 66 thousand options were exercised during the six months ended June 30, 2021 and 2022, respectively.

Profits Interests

Prior to the Business Combination, Inspirato LLC granted awards of profits interests to certain key employees. In connection with the Business Combination the profits interest were treated like other units in Inspirato LLC with respect to the consideration received as part of the Business Combination. Profits interests have been issued to certain executives. Each award of profits interests vests over the time period defined set forth in each individual grant the applicable profits interest award agreement underlying the award or, subject to the applicable executive’s continued service. If an executive terminated service, any unvested profits interests held by such executive would be forfeited to Inspirato LLC. If Inspirato LLC experienced a “deemed liquidation event,” all of the then-outstanding and unvested profits interests would accelerate and fully vest upon a change of control event. Profits interests were non-voting profits interest incentive units pursuant to individual award agreements, which set forth such additional terms and conditions, including the vesting and forfeiture terms. The profits interests participate in the distributions upon vesting of the units. At both December 31, 2021 and June 30, 2022, there were 9.3 million, as converted, profits interests issued and outstanding, and $0.9 million in profits interest expense remained to be recognized as of June 30, 2022. No profits interests have been issued since the consummation of the Business Combination.

2021 Plan

In connection with the Business Combination, Thayer’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon the consummation of the Business Combination. Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), and performance awards to employees, directors, and consultants. Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 15,900,000 shares of Class A Common Stock, plus (ii) any shares subject to stock options or other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 7,453,734 shares of Class A Common Stock. The 2021 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2021 Plan on the first day of each fiscal year beginning with the 2022 fiscal year, equal to the least of: (x) 19,900,000 shares of Class A Common Stock, (y) 5% of the total number of shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, and (z) such lesser amount determined by the 2021 Plan’s administrator. The 2021 Plan provides that the evergreen provision will operate only until the 10th anniversary of the earlier of the board or stockholder approval of the 2021 Plan. The RSUs are unvested and subject to each employee’s continued employment with the Company. The vesting start date for RSUs issued to existing employees as part of the first grant is equal to January 1, 2022. Subsequent RSU grants have a vesting start date equal to the RSU grant date. Once granted, the RSUs vest over a period of three to four years. RSUs typically have a cliff vesting of one-third and one-fourth of the grant amount for three-year and four-year vesting periods, respectively, and continue to vest quarterly thereafter. The term of each RSU is stated in the individual respective agreement, provided, however, that the term is no more than 10 years from the date of the grant thereof.

At June 30, 2022 there was $32 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average of 3.5 years.

(16) Noncontrolling Interest

As a result of the transactions described in Note 3, as of February 11, 2022, Continuing Inspirato Members owned 70 million New Common Units, which represented a 58.8% economic interest in Inspirato LLC and 70 million shares of Class V Common Stock of Inspirato Incorporated. The combination of one New Common Unit and one share of Class V Common Stock of Inspirato Incorporated may be redeemed no earlier than six months after the Business Combination at the option of the Continuing Inspirato Members for one share of Class A Common Stock of Inspirato Incorporated or the cash equivalent thereof (based on the market price of the Class A Common Stock at the time of redemption) as determined by Inspirato Incorporated. If Inspirato Incorporated elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than five business days after the redemption notice date. Upon the redemption of the New Common Unit and Class V Common Stock for Class A Common Stock or the equivalent thereof, all redeemed Class V Common Stock will be cancelled and such New Common Unit will be transferred to Inspirato Incorporated. Inspirato Incorporated will also be issued a New Common Unit to correspond with each new share of Class A Common Stock it issues.

As of June 30, 2022, Inspirato Incorporated owned 41.0% of the outstanding New Common Units. The financial results of Inspirato LLC and its subsidiaries were consolidated with and into Inspirato Incorporated, and 59.0% of the consolidated net loss of Inspirato LLC, during the period of February 11, 2022 through June 30, 2022, were allocated to the noncontrolling interests of Inspirato LLC.

The following table summarizes the changes in ownership of Inspirato LLC for the period beginning February 11, 2022 and ending June 30, 2022 (see Note 3) excluding unvested profits interests.

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Total

	(in thousands)
Beginning of period			2,883
Recapitalization	46,832	66,945	113,777
Vesting of profits interests	—	567	567
End of period	46,832	67,512	114,344

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Total
Beginning of period			100.0%
Recapitalization	41.2%	58.8%	100.0%
Vesting of profits interests	—%	100.0%	100.0%
End of period	41.0%	59.0%	100.0%

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service (IRS) annual limitations. The Company matches 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. Costs incurred in connection with the Plan were minimal for the six months ended June 30, 2021 and 2022. The Plan provides for the Company to make a discretionary matching contribution. Total contributions to the Plan totaled $0.5 million and $0.9 million for the six months ended June 30, 2021 and 2022, respectively.

(18) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2021 and June 30, 2022, balances due from related parties for these arrangements totaled $0.4 million and $0.7 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

Under the property usage agreements, Inspirato LLC pays Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the six months ended June 30, 2021 and 2022, Inspirato recognized $1.3 million and $1.5 million, respectively, in related party expense related to these agreements. At December 31, 2021 and June 30, 2022, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives whereby Inspirato LLC pays those executives a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for the six months ended June 30, 2021 and 2022 total $0 and $30 thousand, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto as of and for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2022, as amended on March 11, 2022. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

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

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes 492 private luxury vacation homes available to our subscribers, and accommodations at 397 luxury hotel and resort partners in more than 237 destinations around the world as of June 30, 2022. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises, and other experiences, and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge, and daily housekeeping — designed to meet the needs of affluent travelers and drive exceptional customer satisfaction.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, with Inspirato LLC identified as the accounting acquirer of Thayer. Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the business combination, the unitholders of Inspirato LLC have a majority of the voting power of the combined company, Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by a seven-person board of managers designated by Inspirato Incorporated and the Continuing Inspirato Members. Upon the Closing, shares of Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO.” As Inspirato LLC’s management team and business operations comprise Inspirato Incorporated’s management and operations, Inspirato Incorporated has and continues to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect we will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

For accounting purposes, the financial statements of Inspirato Incorporated represent a continuation of the consolidated financial statements of Inspirato LLC with the Business Combination being treated as the equivalent of Inspirato LLC issuing shares for the net assets of Thayer, accompanied by a recapitalization. The net assets of Thayer were recognized as of the Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Inspirato LLC and the accumulated deficit of Inspirato LLC has been carried forward after Closing. All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the closing to effect the reverse recapitalization.

In connection with the Closing, the Company raised $90 million of gross proceeds. The Company additionally incurred $25 million in transaction costs during the six months ended June 30, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statements of operations. The total net cash proceeds to the Company was $66 million. We intend to use the net proceeds for future capacity expansion, general corporate purposes and to meet our working capital needs.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions and Active Subscribers

We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscriptions as subscriptions as of the measurement date that are paid in full, as well as those for which we expect payment for renewal. Active Subscribers are subscribers who have one or more Active Subscription(s). As of June 30, 2021 and June 30, 2022, we had 12,761 and 14,323 Active Subscribers, respectively.

At June 30, 2021, we had 13,653 Active Subscriptions which consisted of 10,846 legacy Inspirato Club subscriptions, 2,057 Inspirato Pass subscriptions, and 750 Inspirato Club subscriptions. At June 30, 2022, we had 15,668 Active Subscriptions which consisted of 10,021 legacy Inspirato Club subscriptions, 3,601 Inspirato Pass subscriptions, 12 Inspirato Select subscriptions, and 2,034 new Inspirato Club subscriptions.

Legacy Inspirato Club subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for new Inspirato Club subscriptions. Inspirato Club, and Inspirato Pass subscriptions are available as monthly, semi-annual, annual, and multi-year contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Inspirato Select subscriptions are available in annual and multi-year contracts. Subscription revenue contributed approximately 41% of our total revenue for the six months ended June 30, 2022.

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

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate, without regard to any potential impact from promotions and discounts that may be offered from time to time, for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are legacy Inspirato Club subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain legacy subscriptions may be higher or lower than our then-current annualized subscription rate as a result of previously offered or contractual renewal rates. Our ARR was $104 million and $157 million at June 30, 2021 and June 30, 2022, respectively.

Before the launch of Inspirato Pass and new Inspirato Club subscriptions, approximately 15% of our subscription revenue was from enrollment fees. Since the launch of those products in late 2019 and 2020, respectively, enrollment fee revenue as a percentage of subscription revenue has declined to approximately 1% in the six months ended June 30, 2021 and to under 1% in the six months ended June 30, 2022. As the amount of our subscription revenue that comes from enrollment fees has declined, the difference between ARR and subscription revenue has decreased. Our subscription revenue as a percentage of total revenue decreased from approximately 44% for the six months ended June 30, 2021 to 41% for the six months ended June 30, 2022 in part due to increased nightly travel over the comparative quarter. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

COVID-19 Pandemic

The ongoing impact of the COVID-19 pandemic on the global economy and the extent to which it will continue to adversely impact Inspirato remains uncertain. Inspirato’s financial results for the six months ended June 30, 2021 were adversely affected by the COVID-19 pandemic, and the impact has continued into 2022. COVID-19 may continue to materially adversely impact our business operations, results of operations and liquidity in the near term. In early March 2020, as the world locked down, in order to protect our business from the near term market disruptions and the prospect of a prolonged business impact from the COVID-19 pandemic, we took action quickly to reduce costs and applied for and received a $9.4 million Paycheck Protection Program loan, which was forgiven in June 2021. While Inspirato’s revenue has been gradually improving since the third quarter of 2020, the extent of the recovery is uncertain and will be largely dependent on the effectiveness of COVID-19 prevention (vaccination and continued social distancing) and treatment and infection rates in the cities and countries in which Inspirato operates. The COVID-19 pandemic transformed how society works, connects, and travels, while at the same time creating incredible challenges, particularly for the hospitality and travel industries and Inspirato.

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

Through the course of 2021 and through the first six months of 2022, both subscriber demand for travel and our occupancy rates increased compared to the pre-pandemic levels of 2019. Our subscriber counts also returned to pre-pandemic levels. During the height of the pandemic, while travel restrictions were at their tightest, Inspirato took measures to maintain its subscriber base. Once restrictions eased, we experienced an increase in travel demand we believe was the result of a shift in consumer prioritization of safety, and a resulting change in the way people travel, with Inspirato well positioned to benefit from these shifts. The post-pandemic recovery in the economy and in the travel industry has increased our subscription and travel revenue as a result of pent up travel demand.

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

Travel

Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our subscribers and members as well as the rates we charge for stays. Our revenue management team establishes nightly rates to achieve desired occupancy and revenue.

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

Macroeconomic and Geopolitical Conditions

The travel industry is volatile and affected by economic cycles and trends. Travel is typically discretionary for subscribers and customers and may be affected by negative trends in the economy. Adverse macroeconomic and geopolitical conditions have impacted our business and may impact us in future periods. These conditions include but are not limited to the Russian invasion of Ukraine, inflation, labor shortages, fluctuations in fuel prices, changes in governmental regulations, safety concerns, foreign currency fluctuations, and rising interest rates and reduced consumer confidence resulting in lower consumer spending.

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

Subscription revenue is comprised of a one-time enrollment fee paid at the commencement and recurring dues, net of discounts and travel incentives provided to subscribers. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally cancellable at the end of the contract term. Legacy Inspirato Club subscriptions were only available as annual contracts and Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual and annual contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a subscriber. We typically bill in advance for monthly contracts and annually in advance for contracts of one year. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Enrollment fees for Inspirato Pass, Inspirato Select, and Inspirato Club subscriptions are typically recognized immediately when paid. Enrollment fees earned from legacy subscriptions are recognized over the estimated life of the subscriptions of five years.

We derive our travel revenue from our travel operations, including per trip, nightly and service fees charged to our subscribers and guests per trip. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Wheels Up, Exclusive Resorts and others. Travel revenue related to stays in our residences is higher than travel revenue related to stays at our hotel partners because our residences generally have higher average nightly rates, as residences are typically larger and accommodate more guests than hotel rooms. In the six months ending June 30, 2021, we delivered 44,540 nights in our residences and 19,737 nights in hotel rooms. In the six months ending June 30, 2022, we delivered 55,520 nights in our residences and 34,359 nights in hotel rooms. Travel revenue is generally recognized when travel occurs and amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs.

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

Gross margin

Our gross margin may fluctuate from period to period based on the number and type of subscribers, types of trips taken and nightly rates charged. We generally expect our gross margin to increase or decrease in both the near term and long term with increases or decreases in subscriber counts, nightly rates, and occupancy rates.

General and administrative

General and administrative expenses include costs related to overall operations of the Company, including executive management, finance and accounting, legal, people operations, and corporate information services. General and administrative expenses also include all equity-based compensation costs related to all employees. The Company expects to continue to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and stock exchange, as well as higher expenses for corporate insurance, director and officer insurance, investor relations, and professional services. Overall, the Company expects its general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

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

Interest, net

Interest consists primarily of interest expense incurred on its revolving credit facility.

Warrant fair value losses (gains)

Warrant fair value gains or losses consists of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at each period and the gain or loss flows through this line item.

Results of operations

The following table sets forth our results of operations for the periods presented (in thousands):

Consolidated Results of Operations for the three months ended June 30, 2021 and 2022:

				Percent
			Amount of	change
	Three Months Ended		increase	favorable
	June 30,		(decrease)	(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
Revenue	$52,286	$83,698	$31,412	60%
Cost of revenue	35,623	60,081	24,458	(69)%
Gross margin	16,663	23,617	6,954	42%
Gross margin percent	32%	28%	(4)%	(11)%

General and administrative (including equity-based compensation of $466 and $2,431, respectively)	13,024	15,782	2,758	(21)%
Sales and marketing	6,000	11,061	5,061	(84)%
Operations	5,850	11,179	5,329	(91)%
Technology and development	897	2,876	1,979	(221)%
Depreciation and amortization	600	694	94	(16)%
Interest, net	378	193	(185)	49%
Warrant fair value gains	—	(11,126)	(11,126)	n/m
Gain on forgiveness of debt	(9,518)	—	9,518	n/m
Loss and comprehensive loss before income taxes	$(568)	$(7,042)	$(6,474)	1,140%
Income tax expense	—	206	206	n/m
Net loss and comprehensive loss	$(568)	$(7,248)	$(6,680)	(1,176)%

n/m - non-meaningful

Comparison of three months ended June 30, 2021 and 2022:

Revenue. Total revenue increased $31 million from $52 million for the three months ended June 30, 2021 to $84 million for the three months ended June 30, 2022, an increase of 60%, primarily due to the increase in demand for travel in 2022 over the same period in 2021 due to easing travel restrictions from the COVID-19 pandemic allowing for increased travel.

Subscription revenue increased $12 million from $24 million for the three months ended June 30, 2021 to $36 million for the three months ended June 30, 2022, an increase of 50%. This is a result of continued growth of the subscriber base as the Inspirato Pass and new Inspirato Club subscriptions which were launched in 2019. These new subscription products have a significantly lower enrollment fee than prior subscription products which has contributed to an increase in overall subscription sales. Also, the new subscription products have higher per subscriber annual revenues than legacy products. We had 13,653 Active Subscriptions and 15,668 Active Subscriptions at June 30, 2021 and 2022, respectively.

Travel revenue increased by $20 million, from $28 million for the three months ended June 30, 2021 to $48 million for the three months ended June 30, 2022, an increase of 69%, primarily due to loosening of COVID-19 related travel restrictions driving an increase in travel demand.

Cost of revenue. Cost of revenue increased $24 million from $36 million for the three months ended June 30, 2021 to $60 million for the three months ended June 30, 2022, an increase of 69%. This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties also increased year over year due to the addition of new properties. Our gross margin increased $7.0 million from $17 million for the three months ended June 30, 2021 to $24 million for the three months ended June 30, 2022. The gross margin percent decreased from 32% for the three months ended June 30, 2021 to 28% for the three months ended June 30, 2022 due primarily to an increase in lease costs due to the addition of new accommodations which typically have lower gross margin during their startup periods.

General and administrative. General and administrative expenses excluding equity-based compensation stayed relatively consistent at $13 million for the three months ended June 30, 2021 and 2022. General and administrative employees were 130 and 144 as at June 30, 2021 and 2022, respectively. Overall our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system expansions, and costs incurred as a result of operating as a publicly traded company. Expense stayed relatively flat year over year despite the increase in headcount due to public company readiness costs that were incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2022. Our equity based compensation increased $2.0 million during the three months ended June 30, 2021 to 2022 as a result of new grants made in the second quarter of 2022 under our 2021 Plan after closing the Business Combination.

Sales and marketing. Sales and marketing expenses increased $5.1 million from $6.0 million for the three months ended June 30, 2021 to $11 million for the three months ended June 30, 2022, an increase of 84% due to increased spending on television advertising, digital advertising, paid search advertising, and social medial advertising as well as the hiring of additional sales and marketing team members. Sales and marketing employees were 111 and 181 at June 30, 2021 and 2022, respectively.

Operations. Operations expenses increased $5.3 million from $5.9 million for the three months ended June 30, 2021 to $11 million for the three months ended June 30, 2022, an increase of 91% primarily due to an increase in operations staff required to service our growing customer base and increase in demand for travel. Operations employees were 241 and 368 at June 30, 2021 and 2022, respectively.

Technology and development. Technology and development expenses increased $2.0 million from $0.9 million for the three months ended June 30, 2021 to $2.9 million for the three months ended June 30, 2022, an increase of 221%, primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 27 and 77 at June 30, 2021 and 2022, respectively.

Depreciation and amortization. Depreciation and amortization expenses were relatively consistent at $0.6 million and $0.7 million for the three months ended June 30, 2021 and 2022, respectively.

Interest, net. Interest expense decreased 49% from $0.4 million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022 primarily due to interest incurred on the PPP loan in 2021 that was forgiven in 2021.

Change in fair value of common stock warrant liability. The Company recognized a $11 million gain on the quarter-end fair value adjustment related to its outstanding warrant liabilities as a result of mark-to-market adjustment. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Gain on forgiveness of debt. The Company realized a $9.5 million gain related to the forgiveness of debt during the three months ended June 30, 2021. See Note 8 – Debt in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes consists of an estimate for foreign taxes based on exacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes as such did not record income tax expense.

Consolidated Results of Operations for the six months ended June 30, 2021 and 2022:

				Percent
			Amount of	change
	Six Months Ended		increase	favorable
	June 30,		(decrease)	(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
Revenue	$101,566	$165,771	$64,205	63%
Cost of revenue	67,712	107,002	39,290	(58)%
Gross margin	33,854	58,769	24,915	74%
Gross margin percent	33%	35%	2%	6%

General and administrative (including equity-based compensation of $975 and $2,833, respectively)	21,658	33,476	11,818	(55)%
Sales and marketing	11,249	21,203	9,954	(88)%
Operations	10,879	20,853	9,974	(92)%
Technology and development	1,780	5,684	3,904	(219)%
Depreciation and amortization	1,283	1,353	70	(5)%
Interest, net	547	332	(215)	39%
Warrant fair value losses	456	6,544	6,088	n/m
Gain on forgiveness of debt	(9,518)	—	9,518	n/m
Loss and comprehensive loss before income taxes	$(4,480)	$(30,676)	$(26,196)	(585)%
Income tax expense	—	387	387	n/m
Net loss and comprehensive loss	$(4,480)	$(31,063)	$(26,583)	(593)%

n/m - non-meaningful

Comparison of six months ended June 30, 2021 and 2022:

Revenue. Total revenue increased $63 million from $102 million for the six months ended June 30, 2021 to $165 million for the six months ended June 30, 2022, an increase of 63%, primarily due to the increase in demand for travel in 2022 over the same period in 2021 due to easing travel restrictions from the COVID-19 pandemic allowing for increased travel.

Subscription revenue increased by $23 million from $45 million for the six months ended June 30, 2021 to $68 million for the six months ended June 30, 2022, an increase of 50%, as a result of increased subscriber base with the continued growth of the Inspirato Pass subscription product and the new Inspirato Club subscription product which were both launched in 2019. These new subscription products have higher per subscriber annual revenues than our previous subscription products. We had 13,653 Active Subscriptions compared to 15,668 Active Subscriptions at June 30, 2021 and 2022, respectively.

Travel revenue increased by $42 million, from $56 million for the six months ended June 30, 2021 to $98 million for the six months ended June 30, 2022, an increase of 74%, primarily due to loosening of COVID-19 related travel restrictions driving an increase in travel demand.

Cost of revenue. Cost of revenue increased $39 million from $68 million for the six months ended June 30, 2021 to $108 million for the six months ended June 30, 2022, an increase of 58%. This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties we lease also increased year over year due to new properties onboarded during the year. Our gross margin increased $25 million, from $34 million for the six months ended June 30, 2021 to $59 million for the six months ended June 30, 2022. Gross margin percentage increased from 33% for the six months ended June 30, 2021 to 35% for the six months ended June 30, 2022 due largely to an increase in subscriber base and a loosening of travel restrictions allowing for an increased volume of nightly travel stays which outpaced the growth of expenses related to adding properties to our vacation portfolio.

General and administrative. General and administrative expenses excluding equity-based compensation increased $10 million from $21 million for the six months ended June 30, 2021 to $31 million for the six months ended June 30, 2022, an increase of 48%. This increase was primarily to accommodate growth within the business due to increase in Active Subscriptions, software system expansions, costs incurred, and team members hired as we became a public company. General and administrative employees were 130 and 144 as at June 30, 2021 and 2022, respectively. Our equity based compensation increased $1.9 million during the six months ended June 30, 2021 to 2022, an increase of 190%, as a result of new grants made in the second quarter of 2022 under our new 2021 Plan after closing the Business Combination.

Sales and marketing. Sales and marketing expenses increased $10 million from $11 million for the six months ended June 30, 2021 to $21 million for the six months ended June 30, 2022, an increase of 88%, due to increased spending on television advertising, digital advertising, paid search advertising, and social medial advertising as well as the hiring of additional sales and marketing team members. Sales and marketing employees were 111 and 181 at June 30, 2021 and 2022, respectively.

Operations. Operations expenses increased $10 million from $11 million for the six months ended June 30, 2021 to $21 million for the six months ended June 30, 2022, an increase of 92%. This is primarily due to an increase in operations staff required to service our growing customer base and the increased demand for travel. Operations employees were 241 and 368 at June 30, 2021 and 2022, respectively.

Technology and development. Technology and development expenses increased $3.9 million from $1.8 million for the six months ended June 30, 2021 to $5.7 million for the six months ended June 30, 2022, an increase of 219%, primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 27 and 77 at June 30, 2021 and 2022, respectively.

Depreciation and amortization. Depreciation and amortization expenses were relatively consistent at $1.3 million and $1.4 million for the six months ended June 30, 2021 and 2022, respectively.

Interest, net. Interest expense decreased 39% from $0.5 million for the six months ended June 30, 2021 to $0.3 million for the six months ended June 30, 2022 primarily due to interest incurred on the PPP loan in 2021 that was forgiven in 2021.

Change in Fair Value of Common Stock Warrant Liability. The Company recognized a $6.5 million loss on the year to date fair value adjustment related to its outstanding warrant liabilities as a result of mark-to-market adjustment. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Transaction Costs. The Company incurred $25 million in transaction costs related to the Business Combination during the six months ended June 30, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed within general and administrative expenses in the condensed consolidated statements of operations.

Gain on Forgiveness of Debt. The Company realized a $9.5 million gain related to the forgiveness of debt during the six months ended June 30, 2021. See Note 8 – Debt in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Provision for (Benefit from) Income Taxes. Our provision for (benefit from) income taxes consists of an estimate for foreign taxes based on exacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes as such did not record income tax expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operations activities primarily from subscription and travel revenue as well as our financing activities, including borrowings under its revolving credit facility (“Revolver”). In connection with the closing of the Business Combination, we raised $90 million of gross proceeds. Additionally, we incurred $25 million in transaction costs during the six months ended June 30, 2022, consisting of banking, legal, and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statement of operations. The total net cash proceeds to us were $66 million. On April 7, 2022, we issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million. We intend to use the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

As of June 30, 2022, we had $121 million of cash and cash equivalents, $1.7 million of restricted cash and $14 million drawn under the Revolver. In July 2022, we repaid all amounts drawn on the Revolver. We were not in compliance with one of the covenants on the Revolver at May 31, 2022 and June 30, 2022. We are working with our lender to modify this covenant. The Revolver matures by its terms in October 2023.

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

Our future capital requirements will depend on many factors including our rate of subscriber and revenue growth, travel bookings, addition of new residences and the timing and extent of spending on residences and other growth initiatives, and overall economic conditions. Providing incentives or promotions for booking travel can and has historically increased our liquidity.

We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next 12 months.

The following table sets forth general information derived from our consolidated statements of cash flows:

	For the six months ended
	June 30,
	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$19,625	$(26,411)
Net cash used in investing activities	(1,324)	(5,108)
Net cash (used in) provided by financing activities	(557)	71,627
Net increase in cash and cash equivalents	$17,744	$40,108

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

Cash Flows

Cash flows provided by (used in) operating activities. Cash flow from operating activities decreased from providing $20 million for the six months ended June 30, 2021 to using $26 million for the six months ended June 30, 2022. This decrease was primarily due to the changes in current assets and liabilities which provided $30 million in 2021 compared to using $6.3 million in 2022. This was primarily the result of decreases in accounts payable and accrued liabilities, in addition to increases in prepaid expenses and prepaid member travel balances. Increased investment our business operations drove an increase for both categories. Additional reasons for the decrease include an increased focus on obtaining longer term memberships over the past year, an increase in payments of deposits related to Inspirato experiences that were paid for during the six months ended June 30, 2022 and were booked by members subsequent to June 30, 2022, and an increase in members utilizing credit balances on their accounts for previously paid and untaken trips that were cancelled as a result of the COVID-19 pandemic related travel restrictions.

Cash flows used in investing activities. Cash used in investing activities was $1.3 million and $5.1 million for the six months ended June 30, 2021 and 2022, respectively. While we incurred less costs for internally developed software in 2022, we incurred higher expenditures for leasehold improvements as the number of net new added properties to our lease portfolio increased from 64 added during the six months ended June 30, 2021 to 164 added during the six months ended June 30, 2022.

Cash flows provided by (used in) financing activities. The primary reason for the increase in cash provided by financing activities for the six months ended June 30, 2022 over the same period 2021 was $90 million in proceeds as a result of the reverse recapitalization, partially offset by $24 million used in the payment of reverse recapitalization costs.

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

Adjusted Net Loss

Adjusted Net Loss is a non-GAAP financial measure that we define as net income (loss) before gain on forgiveness of debt and warrant fair value gains and losses.

The above items are excluded from our Adjusted Net Loss measure because out management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted Net Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Net loss	$(568)	$(7,248)	$(4,480)	$(31,063)
Gain on forgiveness of debt	(9,518)	—	(9,518)	—
Warrant fair value (gains) losses	—	(11,126)	456	6,544
Adjusted Net Loss	$(10,086)	$(18,374)	$(13,542)	$(24,519)

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

The above items are excluded from our Adjusted EBITDA measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022

	(in thousands)
Net loss and comprehensive loss	$(568)	$(7,248)	$(4,480)	$(31,063)
Interest expense, net	378	193	547	332
Income taxes	—	206	—	387
Depreciation and amortization	1,008	1,189	2,163	2,223
Equity-based compensation	466	2,431	975	2,833
Warrant fair value (gains) losses	—	(11,126)	456	6,544
Public company readiness costs	—	—	—	1,092
Gain on forgiveness of debt	(9,518)	—	(9,518)	—
Adjusted EBITDA	$(8,234)	$(14,355)	$(9,857)	$(17,652)
Adjusted EBITDA Margin (1)	(15.7)%	(17.2)%	(9.7)%	(10.6)%

(1) We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and additions to capitalized software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and additions to capitalized software, that can be used for strategic initiatives. Our Free Cash Flow is impacted by the timing of bookings because we collect travel revenue between the time of booking and 30 days before a stay or experience occurs. The following table presents the components of Free Cash Flow for the six months ended June 30, 2021 and 2022.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$10,414	$(13,745)	$19,625	$(26,411)
Development of internal-use software	73	(306)	(263)	(489)
Purchase of property and equipment	(701)	(3,632)	(1,061)	(4,619)
Net cash used in financing activities	(628)	(3,938)	(1,324)	(5,108)
Free Cash Flow	$9,786	$(17,683)	$18,301	$(31,519)

Lease Obligations

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities, and maintenance costs. See Note 11 to our condensed consolidated financial statements for the six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Future minimum annual commitments under these operating leases are as follows:

Operating leases
(in thousands)
Remainder of 2022	$39,086
Year ending December 31, 2023	68,820
Year ending December 31, 2024	45,468
Year ending December 31, 2025	36,741
Year ending December 31, 2026	28,848
Thereafter	59,746
Total minimum lease payments	$278,709

Our Revolver, which had a balance of $13 and $14 million as of December 31, 2021 and June 30, 2022, respectively, matures in October 2023. The Company was not in compliance with one of its covenants on the Revolver at May 31, 2022 and June 30, 2022. The Company repaid the Revolver in full in July 2022 and has not subsequently drawn on the Revolver. The Company is working with its lender to modify this covenant.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our condensed consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Except for the policies described in “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, including the accounting policy for leases as a result of the Company adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) Leases (Topic 842) on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” of the audited consolidated financial statements for the year ended December 31, 2021, which are included in our prospectus filed pursuant to Rule 424(b)(3) on May 9, 2022. For more information, please refer to “Note 2—Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Goodwill

Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. We have determined that the Company has one reporting unit. The impairment test for requires that the Company first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, the Company would compare the estimated fair value of each reporting unit to its carrying value. The Company determined based on the qualitative assessments that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, therefore no quantitative impairment tests were performed at December 31, 2021 or June 30, 2022 and no goodwill impairment charges were recognized during each of the three and six months ended June 30, 2021 and 2022.

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

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of June 30, 2022.

Foreign Currency Risk

We are exposed to foreign currency risk related expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the three and six months ended June 30, 2022, our expenditures included $7.2 million and $12 million, respectively, in foreign currencies, primarily in Mexican Pesos and Euros. A hypothetical 100 basis points increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our consolidated financial statements for the three and six months ended June 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Remediation Plan

We have made progress toward remediation of these control deficiencies described above. We hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP since this material weakness was initially identified in 2021 and we continue to recruit qualified personnel. We have engaged third party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risk include, among others:

●	The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.
●	We have a history of net losses and may not be able to achieve or sustain profitability.
●	If we fail to retain existing subscribers or add new subscribers, our business, results of operations, and financial condition would be materially adversely affected.
●	Our revenue growth rate has slowed, and it may not increase at the rates we anticipate in the future or at all.
●	Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence and disruptions to the global supply chain, could materially and adversely affect our business, financial condition and results of operations.
●	The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.
●	We may be unable to effectively manage our growth.
●	Our subscriber support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing subscribers and attract new subscribers.
●	We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.
●	We have limited experience with our pricing models, particularly for Inspirato Pass, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.

●	We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
●	Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition, or results of operations.
●	As a result of recognizing revenue in accordance with GAAP, our financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.
●	The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.
●	We rely on consumer discretionary spending and any decline or disruption in the travel or hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.
●	The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.
●	If we are unable to manage the risks presented by our international business model, our business, results of operations, and financial condition would be materially adversely affected.
●	We have experienced and may continue to experience significant fluctuations in our results of operations, which makes it difficult to forecast our future results.
●	The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.
●	Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
●	We face risks related to our intellectual property.
●	Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.
●	Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.

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

We incurred net losses of $0.6 million and $3.4 million for the three months ended June 30, 2021 and 2022, respectively. We incurred net losses of $4.5 million and $15 million for the six months ended June 30, 2021 and 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $226 million. Our accumulated deficit and net losses historically resulted primarily from the substantial investments required to grow our business. We have invested significantly in efforts to grow our subscriptions, introduce new or expanded offerings, increase our marketing spend, expanded our operations and hire additional employees. In 2021 and thereafter, we incurred significant costs related to the Business Combination and operating as a public company after the consummation of the Business Combination. We expect to continue making significant investments in our business in the future. These efforts may prove more expensive than currently anticipated, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In particular, the impacts of the COVID-19 pandemic on our business have also contributed to the losses incurred during 2020 and 2021 and we expect the ongoing economic impact from the COVID-19 pandemic to have a material adverse impact on our revenue and financial results for 2022. We cannot predict the future or long term effects of the COVID-19 pandemic on our business or operations or the ways that the pandemic or a future public health crisis may fundamentally alter the travel and hospitality industries. Adverse macroeconomic and geopolitical conditions have impacted our business and may impact us in future periods. These conditions include but are not limited to the Russian invasion of Ukraine, inflation, labor shortages, fluctuations in fuel prices, changes in governmental regulations, foreign currency fluctuations, rising interest rates, and reduced consumer confidence resulting in lower consumer spending.

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

We have experienced significant subscriber growth over the past several years, particularly with respect to Inspirato Pass. Our continued business and revenue growth is dependent on our ability to retain existing subscribers and add new subscribers, and we cannot be sure that we will be successful in these efforts, or that subscriber retention levels will not materially decline. There are a number of factors that could lead to a decline in subscribers or that could prevent us from increasing our subscribers, including:

●	our failure to deliver offerings that subscribers find attractive;
●	our ability to achieve and sustain market acceptance, particularly with respect to Inspirato Pass;
●	harm to our brand and reputation;
●	pricing and perceived value of our offerings;
●	subscribers engaging with competitive products and services;
●	problems affecting subscribers’ experiences;
●	a decline in the public’s interest in luxury travel;
●	deteriorating general economic conditions or a change in consumer discretionary spending preferences or trends, including inflation and increases to federal interest rates in response;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions; and
●	events beyond our control such as the COVID-19 pandemic, other pandemics and health concerns, increased or continuing restrictions on travel, immigration, trade disputes, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations.

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

We have experienced significant revenue growth in the past; however, there is no assurance that historic growth rates will continue. For the three and six months ended June 30, our revenue increased significantly from 2021 to 2022, primarily due to the increased demand for travel in due to easing COVID-19 pandemic restriction and pent up demand for travel. Our future revenue growth depends on the growth of supply and demand for our offerings, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of factors, including:

●	the COVID-19 pandemic and its impact on the travel and accommodations industries;
●	our ability to retain and grow our number of subscribers;
●	our ability to retain and grow the number of luxury accommodations and experiences we offer;
●	events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions and current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence;
●	competition;
●	the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, and/or subscribers, including changes in tax, short-term occupancy, and other laws;
●	the attractiveness of our offerings to current and prospective subscribers, including the degree to which we correctly anticipate trends in consumer travel preferences;
●	the level of consumer awareness and perception of our brand;
●	the level of spending on sales and marketing to attract subscribers;
●	our ability to grow new offering tiers, such as Inspirato Pass, and to deepen our presence in certain geographies;
●	timing, effectiveness, and costs of expansion and upgrades to our platform and infrastructure; and
●	other risks described elsewhere in this Quarterly Report on Form 10-Q.

A softening of demand, whether caused by events outside of our control, such as COVID-19, rising interest rates and reduced consumer confidence, changes in subscriber preferences, any of the other factors described above, or in this Quarterly Report on Form 10-Q will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations, and financial condition would be materially adversely affected.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence and disruptions to the global supply chain, could materially and adversely affect our business, financial condition and results of operations.

In recent years, the United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the current adverse economic conditions may negatively impact the demand for our offerings and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Additionally, on February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions and export controls being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. The conflict between Russia and Ukraine, including related economic sanctions, could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business. We cannot predict the impact of Russian sanctions in the Ukraine and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation and cyber disruptions or attacks. Any such disruptions or resulting sanctions may adversely affect our business.

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

Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brand and our properties and experiences. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically, resulting in increased customer acquisition costs.

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

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets, and trends in the general economy, which are all unpredictable. Travel, including accommodation, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns, recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounts for substantially all of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, have led to some decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our offerings. Such a shift in consumer behavior could materially adversely affect our business, results of operations, and financial condition. Our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations.

The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.

We offer a distinctive type of luxury travel service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend on the willingness of potential subscribers and the market at large to adopt our particular model of luxury travel, which differs from both traditional hotels and home-sharing or rental marketplaces. In many geographies, including geographies that we hope to enter in the future, the market for our subscription-based luxury travel is unproven, with little data or research available regarding the market and industry. If potential subscribers do not perceive our accommodations or experiences as compelling, or choose different accommodations due to concerns regarding safety, the availability of on-site staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our luxury travel may not further develop, may develop more slowly than expected or may not achieve our expected growth potential. Such outcomes could adversely affect our business, financial condition and results of operations. Additionally, our ability to develop the market in which we operate will depend to a substantial extent on the willingness of landlords and property developers to enter into leases, property development or other occupancy arrangements with us, and our ability to operate in markets without clear or well-established regulations covering properties used in our business. Regulation of short-term occupancy is an evolving field, and in numerous localities, local regulations have been adopted in recent years that seek to discourage short-term occupancy. Moreover, homeowners’ associations and other associations in communities where our properties are located may seek to restrict limit the ability of landlords to enter into lease agreements with companies such as us. Additionally, a significant portion of our revenue is driven by our subscription offerings, and the adoption of subscription models in the travel industry is relatively new. For example, Inspirato Pass was first launched in 2019 and Inspirato Select was launched in 2022. If customers do not shift to subscription travel models and subscription travel services do not achieve widespread adoption, or if there is a reduction in demand for subscription travel services, our business, financial condition, and results of operations could be adversely affected. For these and other reasons, we may be unable to accurately predict the demand for and the supply of potential units in certain markets, which could cause us to spend more in a certain market than is justified by the resulting revenues, or to miss our financial targets, and could otherwise harm our business.

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

Managing a multinational organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. We have limited operating experience in many foreign jurisdictions and are making significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the U.S. These risks include:

●	costs, resources and uncertainties associated with tailoring our services in international jurisdictions as needed to better address the needs of subscribers;
●	costs and risks associated with local and national laws and regulations governing zoning, hotels and other accommodations, accessibility, property development and rental, health and safety, climate change and sustainability, and employment;
●	differences in local real estate and hotel industry practices, including leasing and hotel transaction terms, that may make it difficult for us to add properties on satisfactory terms or that may require higher than expected upfront payments or other costs;
●	operational and compliance challenges caused by distance, language, and cultural differences;
●	costs and risks associated with compliance with international tax laws and regulations;
●	costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the U.S. related to conducting business outside the U.S., as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;
●	being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection, use, and other processing of personal data and other content, ownership of intellectual property, taxation and other activities important to our online business practices;
●	political, economic, and social instability, war (including ongoing geopolitical tensions related to Russia's actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence), armed conflict, or terrorist activities;
●	competition with companies that understand the local market better than we do or who have pre-existing relationships with landlords, property developers, regulators and travelers in those markets; and
●	reduced or varied protection for intellectual property rights in some countries.

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

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to fluctuate for a variety of reasons, many of which are outside of our control and difficult to predict. We experience seasonal fluctuations in our financial results. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

●	the quantity of our accommodations;

●	the timing and success of changes in amenities and services;
●	the impact of the COVID-19 pandemic or other public health crises on demand for our accommodations, and on our operating expenses and capital requirements;
●	the introduction and performance of new properties, experiences, amenities, technologies and services, including how quickly new properties are ready for booking by subscribers and the degree to which we correctly anticipates trends in consumer travel preferences;
●	the timing, cost and success of advertising and marketing initiatives;
●	the amount and timing of financing activities, operating expenses and capital expenditures;
●	changes in prevailing lease rates for attractive properties, and any adjustments in rental rates under existing leases;
●	changes in cash flow due to lease renewals and amendments and new lease acquisitions and property onboardings;
●	changes in cash flow due to the seasonal nature of vacation travel and the unpredictability of subscriber cancellations;
●	economic instability in major markets, such as the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, and fluctuations in exchange rates;
●	geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
●	the introduction of new properties, amenities or services by our competitors;
●	declines or disruptions in the hospitality industry, particularly in cities or regions where we have significant operations;
●	changes in the timing of holidays or other vacation events;
●	unanticipated disruptions or costs due to regulatory issues, including changes in hospitality laws, hotel regulations, or zoning or accessibility laws;
●	litigation and settlement costs, including unforeseen attorneys’ fees and costs;
●	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of revenue as well as accounting for leases;
●	new laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
●	other risks described elsewhere in this Quarterly Report on Form 10-Q.

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

Our principal asset is a controlling equity interest in Inspirato LLC. As such, we have no independent means of generating revenue. Inspirato LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its New Common Units, including the Company. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Inspirato LLC and will also incur expenses related to its operations. Pursuant to the Ninth Amended and Restated Limited Liability Company Agreement of Inspirato LLC (“A&R Inspirato LLCA”), Inspirato LLC will make cash distributions to the owners of New Common Units in an amount sufficient to fund their tax obligations in respect of the taxable income for the taxable year in excess of taxable losses of Inspirato LLC allocated to them, to the extent previous tax distributions from Inspirato LLC for the taxable year have been insufficient. In addition to tax expenses, we will incur expenses related to our operations, plus payments under the Tax Receivable Agreement, which may be substantial. We intend to cause Inspirato LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. However, Inspirato LLC’s ability to make such distributions may be subject to various limitations and restrictions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Inspirato LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of the obligations under the Tax Receivable Agreement), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent that we do not make payments under the Tax Receivable Agreement when due, as a result of having insufficient funds or otherwise, interest will generally accrue at a rate equal to LIBOR plus 100 basis points or in some cases LIBOR plus 500 basis points until paid. Nonpayment of our obligations for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement resulting in a lump-sum payment.

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

Our existing security measures may not be successful in preventing security breaches and other security incidents. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could gain unauthorized access to our systems and steal, modify, encrypt or otherwise render unavailable, destroy, disclose or otherwise without authorization process subscriber information, transaction data or other information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ personal information, and it is expected that these types of events will continue to occur. Although we are increasing resources to protect against security breaches and incidents, it is virtually impossible for us to entirely mitigate these risks, particularly as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers have reported an increase in cyberattack activity in connection with Russia’s activities in Ukraine. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including subscriber data we maintain. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number of our subscribers, and as the tools and techniques used in such attacks become more advanced. Additionally, the security risks we and our third-party service providers face are heightened by many of our respective employees and service providers working remotely. Security breaches or incidents, including ransomware attacks and other cyberattacks and attacks introducing other types of malicious code, could result in severe disruptions of and damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss or other unauthorized processing of subscriber, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Security breaches and cyberattacks or other security incidents, or the perception that any of these has occurred, could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory investigations and other proceedings, and penalties and sanctions, or cause consumers to lose confidence in our security and choose to stay with our competitors, any of which would have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits and deductibles and may not be adequate to reimburse us for all losses caused by security breaches and incidents.

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

The number of data protection laws globally is rising as more jurisdictions explore new or updated comprehensive data protection regimes or propose or enact other laws or regulations addressing local storage of data or other matters. In Canada, numerous laws and regulations, including the Personal Information Protection and Electronic Documents Act and provincial legislation, apply to the collection, use, and other processing of personal information, with potential fines, penalties, and other liabilities for noncompliance. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for the GDPR to be implemented in the United Kingdom. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. While the EU has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA.

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

Similar legislation has been proposed or adopted in other states. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the similar Colorado Privacy Act on June 8, 2021, which will become effective on July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, which will become effective on December 31, 2023; and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring, which will become effective on July 1, 2023. These state laws in Virginia, Colorado, Utah, and Connecticut share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear. Additionally, the U.S. federal government is contemplating privacy legislation.

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

Our success depends in part on our relationships with our partners and third-party service providers. For example, we use third-parties to provide housekeeping services, manage our reservation systems, and maintain our subscription platform. If any of our third-party providers terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Third-party providers which do not have readily available alternate solutions in the marketplace may require internally developed products in order to maintain current functionality. Moreover, we are limited by exclusivity terms and other restrictions with certain third-party service providers which may limit our ability to enter into relationships with new or alternative third-party service providers.

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

The Company is subject to federal and state income taxes in the U.S. and in various international jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several factors, including:

●	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;
●	effects of certain non-tax-deductible expenses, including those arising from the requirement to expense stock-based compensation;
●	changes in the valuation of our deferred tax assets and liabilities;
●	adverse outcomes resulting from any tax audit, including transfer pricing adjustments with respect to intercompany transactions;
●	limitations on our ability to utilize our net operating losses and other deferred tax assets; and
●	changes in accounting principles or changes in tax laws and regulations, or the application of tax laws and regulations, including those relating to income tax nexus or possible U.S. changes to the deductibility of expenses attributable to foreign income or the foreign tax credit rules.

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

The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, such as the ongoing geopolitical tensions related to Russia’s actions in the Ukraine and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness incurred or securities issued in the future, (7) changes in market valuations of similar companies, (8) adverse publicity or speculation in the press or investment community, (9) announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments and (10) the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results. In response, the market price of shares of our Class A Common Stock could decrease significantly. You may be unable to resell your shares of our Class A Common Stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to Russia’s actions in the Ukraine or current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, and reduced consumer confidence. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce its guidance for future periods, the market price of our Class A Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

During the six months ended June 30, 2022, we issued and sold the following unregistered securities:

●	Between February 28, 2022 and June 30, 2022, the Company issued and sold to former and current employees an aggregate of 25,411 shares of our Class A Common Stock upon the exercise of Exchanged Options at an exercise price of $0.78 per share.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.1	February 14, 2022
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
4.1	Form of Class A Common Certificate of the Company.		S-8	333-264331	4.1	April 15, 2022
10.1	Outside Director Compensation Policy of the Company.		S-1	333-264598	10.14	April 29, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

Inspirato Incorporated

Date: August 9, 2022	By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ R. Webster Neighbor
R. Webster Neighbor
Chief Financial Officer (Principal Financial and Accounting Officer)