Form 10-Q/A
period 2022-03-31
Inspirato Inc
filed 2022-12-15
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Inspirato Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2022 (the “Original Report”), to restate certain items presented in the Original Report (the “Restatement”). This Amended Report includes a restatement of the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and amends certain other information in the Original Report as further described below.

Background

As disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022, the Restatement is to correct errors that resulted from (i) the incorrect application of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”) with respect to the assessment of right-of-use assets and lease liabilities and (ii) the under accrual of liabilities and property-related and other expenses as of March 31, 2022. The incorrect application of ASC 842 led to an understatement of $25 million of the right-of-use assets and total lease liabilities as of March 31, 2022. Separately, property-related and other expenses were understated by $0.3 million during the three-months ended March 31, 2022.

Refer to “Note 2 – Significant Accounting Policies and Restatement of Previously Issued Financial Statements (As Restated)” (“Note 2”) to our unaudited condensed consolidated financial statements included in this Amended Report for more information regarding the impact of correcting these errors on the Company’s unaudited condensed consolidated financial statements.

In connection with the Restatement, the Company’s management concluded that as of March 31, 2022, its disclosure controls and procedures remained ineffective at a reasonable assurance level due to the unremediated material weaknesses in its internal control over financial reporting previously disclosed in Part I, Item 4. “Controls and Procedures” of the Original Report. For discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to “Part I, Item 4. Controls and Procedures,” included in this Amended Report.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the Restatement:

● Part I – Item 1. Financial Information

● Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I – Item 4. Controls and Procedures

● Part II – Item 1A. Risk Factors

● Part II – Item 6. Exhibits and Signatures

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 6 of the Original Report has been amended to include the currently-dated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded only where described above. This Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof other than those disclosed in Note 2. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward-looking statements should be read in their historical context. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings. This Amended Report reflects an updated Exhibit 101 (Interactive Data Files), which is filed herewith, as applicable.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amended Quarterly Report on Form 10-Q/A may include, for example, statements about:

●	Our ability to recognize the anticipated benefits of the Business Combination (as defined below);
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to grow our market share;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand its destination offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	The impact of the COVID-19 pandemic on customer demands for travel and hospitality services;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	The ability to maintain the listing of our Class A Common Stock (as defined below) and Warrants (as defined below) on the Nasdaq Stock Market LLC (“Nasdaq”);
●	Our future capital requirements and sources and uses of cash;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities;
●	The Restatement and the impact of such Restatement on our future financial statements and other financial measures;
●	The material weaknesses we identified in our internal controls over financial reporting and our efforts and timing related to such remediation; and
●	Other factors detailed under the section entitled “Risk Factors.”

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Amended Quarterly Report on Form 10-Q/A.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amended Quarterly Report on Form 10-Q/A primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Amended Quarterly Report on Form 10-Q/A. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amended Quarterly Report on Form 10-Q/A. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Amended Quarterly Report on Form 10-Q/A relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amended Quarterly Report on Form 10-Q/A to reflect events or circumstances after the date of this Amended Quarterly Report on Form 10-Q/A or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amended Quarterly Report on Form 10-Q/A and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	December 31,	March 31,
	2021	2022
		(As Restated)
Assets
Current assets
Cash and cash equivalents	$80,233	$133,098
Restricted cash	2,720	1,978
Accounts receivable, net	2,389	1,991
Accounts receivable, net – related parties	386	942
Prepaid subscriber travel	17,183	19,098
Prepaid expenses	11,101	11,455
Other current assets	762	634
Total current assets	114,774	169,196
Property & equipment, net	8,695	9,031
Goodwill	21,233	21,233
Right of use assets	—	214,802
Other long term assets	1,068	1,178
Total assets	$145,770	$415,440
Liabilities
Current liabilities
Accounts payable	$33,140	$31,667
Accrued liabilities	6,035	4,573
Deferred revenue	176,813	173,504
Debt	13,267	13,267
Lease liability	—	69,207
Deferred rent	457	—
Total current liabilities	229,712	292,218
Deferred revenue	14,450	16,658
Deferred rent	7,468	—
Lease liability	—	152,596
Warrants	547	16,733
Total liabilities	252,177	478,205

Commitments and contingencies (Note 12)

Temporary equity (Note 3)

Series A-1; 222 authorized and 217 issued and outstanding at December 31, 2021; none at March 31, 2022	12,809	—
Series A-2; 130 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022	5,489	—
Series B; 193 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022	19,860	—
Series B-1; 128 authorized and 124 issued and outstanding at December 31, 2021; none at March 31, 2022	15,282	—
Series D; 158 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022	20,125	—
Series E; 132 authorized and 96 issued and outstanding at December 31, 2021; none at March 31, 2022	9,719	—
Total temporary equity	83,284	—

Equity
Series C; 491 authorized, issued, and outstanding at December 31, 2021; none at March 31, 2022 (Note 3)	21,477	—
Common units 4,470 authorized; 1,149 issued and outstanding at December 31, 2021; none at March 31, 2022 (Note 3)	—	—
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 51,936 shares issued and outstanding as of March 31, 2022	—	5
Class V common stock, $0.0001 par value, 500,000 shares authorized, 69,781 shares issued and outstanding as of March 31, 2022	—	7
Additional paid-in capital	—	237,433
Accumulated deficit	(211,168)	(223,653)
Total equity excluding noncontrolling interest	(189,691)	13,792
Noncontrolling interests (Note 16)	—	(76,557)
Total equity	(189,691)	(62,765)
Total liabilities, temporary equity, and equity	$145,770	$415,440

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2022
		(As Restated)
Revenue	$49,280	$82,073
Cost of revenue (including depreciation of $472 in 2021, and $375 in 2022, respectively)	32,089	47,309
Gross margin	17,191	34,764
General and administrative (including equity-based compensation of $509 in 2021, and $402 in 2022, respectively)	8,633	17,694
Sales and marketing	5,249	10,142
Operations	5,029	9,674
Technology and development	883	2,808
Depreciation and amortization	683	659
Interest, net	168	139
Warrant fair value losses	456	17,670
Loss and comprehensive loss before income taxes	(3,910)	(24,022)
Income tax expense	—	181
Net loss and comprehensive loss	(3,910)	(24,203)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	—	11,901
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(3,910)	$(12,302)

Basic and diluted weighted average common units and Class A shares outstanding	105,503	42,312
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively	$(0.04)	$(0.29)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
										(As Restated)	(As Restated)	(As Restated)
Balance at January 1, 2021 (as previously reported)	1,166	$—	491	$21,477	—	$—	—	$—	$—	$(184,682)	$—	$(163,205)
Reverse recapitalization, net (Note 3)	104,377	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2021, after effect of reverse recapitalization	105,543	—	—	—	—	—	—	—	21,477	(184,682)	—	(163,205)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Equity-based compensation	—	—	—	—	—	—	—	—	509	—	—	509
Distributions	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2021	105,543	$—	—	$—	—	$—	—	$—	$21,986	$(188,673)	$—	$(166,687)
												—
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(12,302)	(11,901)	(24,203)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,653)	$(76,557)	$(62,765)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2022
		(As Restated)
Cash flows from operating activities:
Consolidated net loss	$(3,910)	$(24,203)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,155	1,034
Warrant fair value losses	456	17,670
Equity‑based compensation	509	402
Non-cash lease expense	380	790
Changes in operating assets and liabilities, net of reverse recapitalization:
Accounts receivable, net	1,189	398
Accounts receivable, net – related parties	66	(556)
Prepaid member travel	(1,055)	(1,915)
Prepaid expenses	266	(1,448)
Right of use asset	—	(620)
Other assets	155	18
Accounts payable	5,918	(1,473)
Accrued liabilities	1,242	(1,662)
Deferred revenue	2,840	(1,101)
Net cash provided by (used in) operating activities	9,211	(12,666)

Cash flows from investing activities:
Development of internal-use software	(336)	(183)
Purchase of property and equipment	(360)	(987)
Net cash used in investing activities	(696)	(1,170)

Cash flows from financing activities:
Repayments of debt	(14,144)	—
Proceeds from debt	13,267	—
Proceeds from reverse recapitalization	—	90,070
Payments of reverse recapitalization costs	—	(23,899)
Payments of employee taxes for unit option exercises	—	(43)
Proceeds from unit option exercises	—	14
Distributions	(80)	(183)
Net cash (used in) provided by financing activities	(957)	65,959

Net increase in cash, cash equivalents, and restricted cash	7,558	52,123
Cash, cash equivalents, and restricted cash – beginning of period	67,001	82,953
Cash, cash equivalents, and restricted cash – end of period	$74,559	$135,076

Supplemental cash flow information – cash paid for interest	$170	$145
Significant noncash transactions:
Conversion of preferred stock in connection with reverse recapitalization	$—	$104,761
Warrants acquired at fair value	—	8,390
Warrants exercised	—	9,874
Fixed assets purchased but unpaid, included in accrued liabilities	—	200
Operating lease right-of-use assets exchanged for lease obligations	—	239,785
Conversion of deferred rent and prepaid rent to right of use asset	—	6,831

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

(2) Significant Accounting Policies and Restatement of Previously Issued Financial Statements (As Restated)

(a) Restatement

The Company has restated its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 due to the incorrect application of Accounting Standards Update ASC 842 with respect to the assessment of right-of-use assets and lease liabilities. The incorrect application of ASC 842 led to an understatement of $25 million of both the right-of-use assets and total lease liabilities and ommission of a non-cash disclosure of operating lease right-of-use assets exchanged for lease obligations of $240 million, in the unaudited consolidated financial statements included in the Original Report; the Company also under accrued net property-related and other expenses of $0.2 million having an affect on accounts receivable and accounts payable as of March 31, 2022 and resulted in an increase in cost of revenue of $0.3 million for the three months ended March 31, 2022. The Restatement also impacted the Company’s basic and diluted net loss per common share calculations. The following tables present the Restatement on all affected line items of our previously issued Consolidated Balance Sheet as of March 31, 2022, and the Condensed Consolidated Statement of Operations and Comprehensive Loss, the Condensed Consolidated Statement of Equity, and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022. The Restatement had no effect on total net cash flows from operating, investing or financing activities in the Condensed Consolidated Statement of Cash Flows. The Restatement also impacted Note 2 Section (e). Leases, Note 4. Revenue, Note 7. Income Taxes, Note 10. Loss per Share, and Note 11. Leases, which were restated in these consolidated financial statements.

Consolidated Balance Sheet

	March 31, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Accounts receivable, net	$1,770	$—	$221	$1,991
Total current assets	168,975	—	221	169,196
Right of use assets	190,223	24,579	—	214,802
Total assets	390,640	24,579	221	415,440
Accounts payable	31,504	(401)	564	31,667
Lease liability - current	61,984	7,223	—	69,207
Total current liabilities	284,832	6,822	564	292,218
Lease liability - noncurrent	134,794	17,802	—	152,596
Total liabilities	453,017	24,624	564	478,205
Accumulated deficit	(223,387)	(31)	(235)	(223,653)
Total equity excluding noncontrolling interest	14,058	(31)	(235)	13,792
Noncontrolling interests	(76,435)	(14)	(108)	(76,557)
Total equity	(62,377)	(45)	(343)	(62,765)
Total liabilities, temporary equity, and equity	$390,640	$24,579	$221	$415,440

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended March 31, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Cost of revenue	$46,921	$45	$343	$47,309
Gross margin	35,152	(45)	(343)	34,764
Loss and comprehensive loss before income taxes	(23,634)	(45)	(343)	(24,022)
Net loss and comprehensive loss	(23,815)	(45)	(343)	(24,203)
Net loss and comprehensive loss attributable to noncontrolling interests	11,779	14	108	11,901
Net loss and comprehensive loss attributable to Inspirato Incorporated	(12,036)	(31)	(235)	(12,302)
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and class A share	$(0.28)	$—	$(0.01)	$(0.29)

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Consolidated net loss	$(23,815)	$(45)	$(343)	$(24,203)
Non-cash lease expense	344	446	—	790
Accounts receivable, net	619	—	(221)	398
Accounts payable	(1,636)	(401)	564	(1,473)
Operating lease right-of-use assets exchanged for lease obligations	$—	$239,785	$—	$239,785

Condensed Consolidated Statement of Equity

	Three Months Ended March 31, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
	Accumulated deficit
Consolidated net loss	$(12,036)	$(31)	$(235)	$(12,302)
Balance at March 31, 2022	(223,387)	(31)	(235)	(223,653)
	Noncontrolling interest
Consolidated net loss	(11,779)	(14)	(108)	(11,901)
Balance at March 31, 2022	(76,435)	(14)	(108)	(76,557)
	Total equity
Consolidated net loss	(23,815)	(45)	(343)	(24,203)
Balance at March 31, 2022	$(62,377)	$(45)	$(343)	$(62,765)

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read together with the Company’s audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020 and Inspirato LLC’s audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and 2021 included in the final prospectus statement dated March 10, 2022 with the SEC pursuant to Rule 424(b)(3) under the Securities Act.

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

(c) Principles of Consolidation

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

(d) Use of Estimates

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

(e) Leases

The Company is party to operating lease agreements for its vacation homes, hotels and corporate offices. In February 2016, the FASB issued ASC 842 to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations remains similar to legacy lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

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

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2022 for the adoption of the new lease standard was as follows (in thousands):

	Balances at December 31,	Adjustments from Adoption of New Lease	Balances at January 1,
	2021	Standard	2022

	(in thousands)
Assets	(As Restated)
Prepaid expenses	$11,101	$(1,094)	$10,007
Operating lease ROU assets	—	201,728	201,728
Liabilities
Current lease liabilities	$—	$63,415	$63,415
Other current liabilities	457	(457)	—
Long-term lease liabilities	—	145,144	145,144
Other long-term liabilities	7,468	(7,468)	—

(f) Earnings (Loss) Per Share

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

(g) Noncontrolling Interests

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

As of March 31, 2022, Inspirato Incorporated directly owned 41.2% of the interest in Inspirato LLC and the noncontrolling interest was 58.8%. The noncontrolling interest relates to the economic interests in Inspirato LLC held directly by owners of our Inspirato Incorporated Class V common stock (“Class V Common Stock”) in the form of New Common Units (as defined below) as a result of Business Combination. See Note 3 - Reverse Recapitalization,

(h) Income Taxes

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

(i) Warrant Liabilities

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

(4) Revenue

Revenues are as follows:

	Three Months Ended March 31,
	2021	2022

	(in thousands)
Travel	$27,787	$49,773
Subscription	21,408	32,166
Other	85	134
Total	$49,280	$82,073

The Company has recognized assets and liabilities related to contracts with customers as follows:

	December 31,	March 31,
	2021	2022

	(in thousands)
		(As Restated)
Assets:	$2,389	$1,991
Accounts receivable, net
Liabilities:	$191,263	$190,162
Deferred revenue, current and long term

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

The effective tax rate was negative 1.46% (as restated) for the three months ended March 31, 2022. The effective income tax rate for the three ended March 31, 2022 differed significantly from the statutory rate in the current period, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three months ended March 31, 2022 represents amounts owed to foreign taxing authorities.

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

	Three Months Ended March 31,
	2021	2022

	(in thousands except per share amounts)
		(As Restated)
Numerator	$(3,910)	$(12,302)
Net loss attributable to Inspirato Incorporated
Denominator
Basic and diluted weighted average common units and Class A shares outstanding	105,503	42,312
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share	$(0.04)	$(0.29)

The following securities were anti-dilutive for the three months ended March 31, 2021 and 2022:

	2021	2022

	(in thousands)
Stock options	8,134	7,734
Preferred warrants	509	238
Common stock warrants	—	7,071
Profit interests	9,973	4,654
Anti-dilutive shares, stock options, warrants, and profit interests	18,616	19,697

The Company’s combined interests convertible into Class V Common Stock are neither dilutive nor anti-dilutive for the period presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share.

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos, and hotel rooms. The Company determines if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2022, or lease commencement, which is the date when the underlying asset is made available for use by the lessor. Leases have initial terms of up to 10 years, and generally contain extension options at the approval of both parties. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. Additionally, while the Company reserves termination rights on the majority of their leased properties, it is not reasonably certain to exercise any of its termination options. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The following table details the composition of operating lease expense for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(in thousands)
(As Restated)
Operating lease expense	$18,327
Variable lease expense	659

As of March 31, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows (in thousands):

Operating Leases
(As Restated)
Remainder of 2022	$56,140
Year ending December 31, 2023	59,137
Year ending December 31, 2024	37,853
Year ending December 31, 2025	29,712
Year ending December 31, 2026	22,030
Thereafter	28,058
Total minimum lease payments	232,930
Less: interest expense	(11,127)
Present value of lease obligations	221,803
Less: current lease obligations	(69,207)
Long-term lease obligations	$152,596

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

The following table presents additional information about our lease obligations as of March 31, 2022:

As of March 31, 2022
(As Restated)
Weighted-average remaining lease term (in years):
Operating leases	3.81

Weighted-average discount rate:
Operating leases	5.01%

The following table presents supplemental cash flow information for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(in thousands)
(As Restated)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,279

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto as of and for the three months ended March 31, 2022 and 2021 included elsewhere in this Amended Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2022, as amended on March 11, 2022. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Amended Quarterly Report on Form 10-Q/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

This discussion has been amended and restated to give effect to the Restatement, as more fully described in the “Explanatory

Note” at the beginning of this Quarterly Report on Form 10-Q/A and in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Reverse Recapitalization

On February 11, 2022, Thayer and Inspirato LLC consummated the transaction contemplated by the Business Combination Agreement whereby, amongst other transaction, a subsidiary of Thayer merged with and into Inspirato LLC with Inspirato LLC as the surviving company, resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon the Closing. The resulting Company organizational structure is commonly referred to as an UP-C structure (as further described in Note 3 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A). This organizational structure allows Continuing Inspirato Members to retain their equity ownership directly in Inspirato LLC.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, with Inspirato LLC identified as the accounting acquirer of Thayer Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the business combination, the unitholders of Inspirato LLC have a majority of the voting power of the combined company, Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by a seven-person board of managers designated by Inspirato Incorporated and the Continuing Inspirato Members. Upon the Closing, shares of Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO.” As Inspirato LLC’s management team and business operations comprise Inspirato Incorporated’s management and operations, Inspirato Incorporated has and continues to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect we will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

Consolidated Results of Operations for the three months ended March 31, 2021 and 2022 (As Restated):

				Percent
			Amount of	change
	Three Months Ended		increase	favorable
	March 31,		(decrease)	(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
		(As Restated)
Revenue	$49,280	$82,073	$32,793	67%
Cost of revenue	32,089	47,309	15,220	(47)%
Gross margin	17,191	34,764	17,573	102%
Gross margin percent	35%	42%	7%	21%

General and administrative	8,633	17,694	9,061	(105)%
Sales and marketing	5,249	10,142	4,893	(93)%
Operations	5,029	9,674	4,645	(92)%
Technology and development	883	2,808	1,925	(218)%
Depreciation and amortization	683	659	(24)	4%
Interest, net	168	139	(29)	17%
Warrant fair value losses	456	17,670	17,214	(3,775)%
Loss and comprehensive loss before income taxes	$(3,910)	$(24,022)	$(20,112)	(514)%
Income tax expense	—	181	181	n/m
Net loss and comprehensive loss	$(3,910)	$(24,203)	$(20,293)	(519)%
Net loss and comprehensive loss attributable to noncontrolling interests	—	11,901	11,901	n/m
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(3,910)	$(12,302)	$(8,392)	(215)%

n/m - Percent change calculation returns a non-meaningful figure

Comparison of Three months ended March 31, 2021 and 2022 (As Restated)

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

Cost of revenue. Cost of revenue increased 47% (as restated) from $32 million for the three months ended March 31, 2021 to $47 million (as restated) for the three months ended March 31, 2022. This increase was primarily a result of higher direct travel costs resulting from increased travel as a result of higher travel demand and loosened travel restrictions. Lease payments on properties we lease also increased year over year due to new properties onboarded during the year. Our gross margin increased from 35% for the three months ended March 31, 2021 to 42% (as restated) for the three months ended March 31, 2022 due largely to an increase in subscriber base and a loosening of travel restrictions allowing for an increased volume of nightly travel stays.

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

Change in Fair Value of Common Stock Warrant Liability. The Company recognized a $18 million loss on the quarter end fair value adjustment related to its outstanding warrant liabilities as a result of mark-to-market adjustment. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Amended Quarterly Report on Form 10-Q/A for more information.

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

Cash Flows

Cash flows provided by (used in) operating activities. Cash flow from operating activities decreased from providing $9.2 million for the three months ended March 31, 2021 to using $13 million for the three months ended March 31, 2022. This decrease was primarily due to the changes in current assets and liabilities which provided $9.4 million in 2021 compared to using $9.8 million in 2022. This was primarily the result of decreases in accounts payable and accrued liabilities, in addition to increases in prepaid expenses and prepaid member travel balances. Increased investment our business operations drove an increase for both categories. Additional reasons for the decrease include an increased focus on obtaining longer term memberships over the past year, an increase in payments of deposits related to Inspirato experiences that were paid for during the three months ended March 31, 2022 and were booked by members subsequent to quarter end, and an increase in members utilizing COVID-related credit balances on their accounts for paid trips.

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

Adjusted Net Loss (As Restated)

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

The above items are excluded from our Adjusted Net Loss measure because out management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted Net Loss:

	For the three months ended March 31,
	2021	2022

	(in thousands)
		(As Restated)
Net loss	$(3,910)	$(24,203)
Warrant fair value (gains) losses	456	17,670
Adjusted Net Loss	$(3,454)	$(6,533)

Adjusted EBITDA and Adjusted EBITDA Margin (As Restated)

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

The above items are excluded from our Adjusted EBITDA measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the three months ended March 31,
	2021	2022

	(in thousands)
		(As Restated)
Net loss and comprehensive loss	$(3,910)	$(24,203)
Interest expense, net	168	139
Depreciation and amortization	1,155	1,034
Equity-based compensation	509	402
Warrant fair value (gains) losses	456	17,670
Public company readiness costs	—	1,092
Adjusted EBITDA	$(1,622)	$(3,866)
Adjusted EBITDA Margin (1)	(3.3)%	(4.7)%

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

Lease Obligations (As Restated)

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities, and maintenance costs. See Note 11 to our consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Amended Quarterly Report on Form 10-Q/A.

Future minimum annual commitments under these operating leases are as follows:

Operating leases
(in thousands)
(As Restated)
Remainder of 2022	$56,140
Year ending December 31, 2023	59,137
Year ending December 31, 2024	37,853
Year ending December 31, 2025	29,712
Year ending December 31, 2026	22,030
Thereafter	28,058
Total minimum lease payments	$232,930

As of March 31, 2022, the Company was party to 100 leases that had not yet commenced. Future payments under these leases were $171 million at March 31, 2022.

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

Except for the policies described in “Note 2—Significant Accounting Policies and Restatement of Previously Issued Financial Statements (As Restated)” to our consolidated financial statements included elsewhere in this Amended Quarterly Report on Form 10-Q/A, including the accounting policy for leases as a result of the Company adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) Leases (Topic 842) on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” of the audited consolidated financial statements for the year ended December 31, 2021, which are included in our prospectus filed pursuant to Rule 424(b)(3) on May 9, 2022. For more information, please refer to “Note 2—Summary of Significant Accounting Policies and Restatement of Previously Issued Financial Statements (As Restated)” to our unaudited consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report on Form 10-Q/A.

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

Recently Adopted Accounting Pronouncements

For further information on recently adopted accounting pronouncements, see Leases within Note 2 to our consolidated financial statements included elsewhere in this Amended Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Amended Quarterly Report on Form 10-Q/A fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the section titled “Risk Factors” in Part II, Item 1A and as of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, our material weaknesses are as follows:

●	We have lacked a sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the adoption and ongoing accounting for leases under ASC 842, and in the design and implementation of internal controls and have not had the necessary business processes and related internal controls. Additionally, we did not design and maintain effective controls over our financial closing and reporting processes. This material weakness resulted in the restatement of our previously issued consolidated financial statements for the quarterly periods ended March 31, 2022, as described elsewhere in this Quarterly Report on Form 10-Q/A, and June 30, 2022 (collectively, the “Non-Reliance Periods”) to correct errors that resulted from (i) the incorrect application of ASC 842 with respect to the assessment of right-of-use assets and lease liabilities and (ii) the under accrual of liabilities and property-related and other expenses as of March 31, 2022 and the over accrual of liabilities and property-related and other expenses as of June 30, 2022.
●	We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to information technology general controls (“ITGCs”). Specifically, the material weaknesses relating to ITGCs are due to a lack of the design and implementation of certain ITGCs related to our financial applications and data being adequately restricted.

Remediation Plan

We have made progress toward remediation of these control deficiencies described above. We hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP, including three Certified Public Accountants since this material weakness was initially identified in 2021 and we continue to recruit qualified personnel. We have engaged third party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Amended Quarterly Report on Form 10-Q/A, including our financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A Common Stock and Warrants could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A Common Stock and Warrants.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risk include, among others:

●	The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations, and financial condition.
●	We have a history of net losses and may not be able to achieve or sustain profitability.
●	If we fail to retain existing subscribers or add new subscribers, our business, results of operations, and financial condition would be materially adversely affected.
●	Our revenue growth rate has slowed, and it may not increase at the rates we anticipate in the future or at all.
●	The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.
●	We may be unable to effectively manage our growth.
●	Our subscriber support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing subscribers and attract new subscribers.
●	We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.
●	We have limited experience with our pricing models, particularly for Inspirato Pass, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.

●	We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
●	Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition, or results of operations.
●	As a result of recognizing revenue in accordance with GAAP, our financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.
●	The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.
●	We rely on consumer discretionary spending and any decline or disruption in the travel or hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.
●	The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.
●	If we are unable to manage the risks presented by our international business model, our business, results of operations, and financial condition would be materially adversely affected.
●	We have experienced and may continue to experience significant fluctuations in our results of operations, which makes it difficult to forecast our future results.
●	The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.
●	Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls of effective disclosure controls and procedures, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
●	We face risks related to our intellectual property.
●	Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.
●	Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.
●	Due to a material weakness in our internal control over financial reporting, we are restating our previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

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

●	the COVID-19 pandemic and its impact on the travel and accommodations industries;
●	our ability to retain and grow our number of subscribers;
●	our ability to retain and grow the number of luxury accommodations and experiences we offer;
●	events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
●	competition;
●	the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, and/or subscribers, including changes in tax, short-term occupancy, and other laws;
●	the attractiveness of our offerings to current and prospective subscribers, including the degree to which we correctly anticipate trends in consumer travel preferences;
●	the level of consumer awareness and perception of our brand;
●	the level of spending on sales and marketing to attract subscribers;
●	our ability to grow new offering tiers, such as Inspirato Pass, and to deepen our presence in certain geographies;
●	timing, effectiveness, and costs of expansion and upgrades to our platform and infrastructure; and
●	other risks described elsewhere in this Amended Quarterly Report on Form 10-Q/A.

A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in subscriber preferences, any of the other factors described above, or in this Amended Quarterly Report on Form 10-Q/A will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations, and financial condition would be materially adversely affected.

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

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to fluctuate for a variety of reasons, many of which are outside of our control and difficult to predict. We experience seasonal fluctuations in our financial results. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

●	the quantity of our accommodations;
●	the timing and success of changes in amenities and services;
●	the impact of the COVID-19 pandemic or other public health crises on demand for our accommodations, and on our operating expenses and capital requirements;
●	the introduction and performance of new properties, experiences, amenities, technologies and services, including how quickly new properties are ready for booking by subscribers and the degree to which we correctly anticipates trends in consumer travel preferences;
●	the timing, cost and success of advertising and marketing initiatives;
●	the amount and timing of financing activities, operating expenses and capital expenditures;
●	changes in prevailing lease rates for attractive properties, and any adjustments in rental rates under existing leases;
●	changes in cash flow due to lease renewals and amendments and new lease acquisitions and property onboardings;

●	changes in cash flow due to the seasonal nature of vacation travel and the unpredictability of subscriber cancellations;
●	economic instability in major markets, and fluctuations in exchange rates;
●	geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
●	the introduction of new properties, amenities or services by our competitors;
●	declines or disruptions in the hospitality industry, particularly in cities or regions where we have significant operations;
●	changes in the timing of holidays or other vacation events;
●	unanticipated disruptions or costs due to regulatory issues, including changes in hospitality laws, hotel regulations, or zoning or accessibility laws;
●	litigation and settlement costs, including unforeseen attorneys’ fees and costs;
●	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of revenue as well as accounting for leases;
●	new laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
●	other risks described elsewhere in this Amended Quarterly Report on Form 10-Q/A.

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

As a public company, we will face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (see the risk factor below titled “Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls or effective disclosure controls and procedures, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.”), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in this Amended Quarterly Report on Form 10-Q/A and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

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

Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls or effective disclosure controls and procedures, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

The following material weaknesses remain unremediated as of March 31, 2022:

●	We have lacked a sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the adoption and ongoing accounting for leases under ASC 842, and in the design and implementation of internal controls and have not had the necessary business processes and related internal controls. Additionally, we did not design and maintain effective controls over our financial closing and reporting processes. This material weakness resulted in the restatement of our previously issued consolidated financial statements for the Non-Reliance Periods to correct errors that resulted from (i) the incorrect application of ASC 842 with respect to the assessment of right-of-use assets and lease liabilities and (ii) the under accrual of liabilities and property-related and other expenses as of March 31, 2022 and the over accrual as of June 30, 2022.
●	We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to ITGCs. Specifically, the material weaknesses relating to ITGCs are due to a lack of the design and implementation of certain ITGCs related to our financial applications and data being adequately restricted.

We continue to remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs. described above. We have hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP, including four Certified Public Accountants with one designated as the Lead Property Accountant. We have also engaged third party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities for those users who have privileged access. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

If the steps we are taking are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in Inspirato, and the value of our Common Stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in further errors in our financial statements that could result in additional restatements of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in Inspirato and cause a decline in the price of our Common Stock. Failure to implement and maintain effective internal controls over financial reporting could also subject us to potential delisting from Nasdaq or any other stock exchange on which our stock is listed or to other regulatory investigations and civil or criminal sanctions. For example, as a result of the material weaknesses and related restatements due to the matters descried above, we were not able to timely file our Quarterly Report on form 10-Q for the period ended September 30, 2022 (the “Third Quarter Report”) and received a delisting notice from Nasdaq. For more information, see the risk factor titled “There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.”

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

Our Class A Common Stock and Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively. On February 14, 2022, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff had determined that the we had not complied with the requirements of IM-5101-2 because (i) we had not demonstrated that our Class A common stock complied with the minimum 400 Round Lot Holder requirement in Listing Rule 5405(a)(3) and (ii) our Warrants did not qualify for initial listing since the security underlying the Warrant, our Class A Common Stock, did not qualify. On March 9, 2022, we received a letter from the Staff of Nasdaq informing us that we had regained compliance with Nasdaq Listing Rule IM-5101-2 and that we were in compliance with the Nasdaq Global Market’s listing requirements and our securities continue to trade on Nasdaq. Even though we were able to regain compliance with the Nasdaq listing standards with respect to our Class A Common Stock and Warrants, we can provide no assurance that we can maintain compliance with those standards. Separately, on November 18, 2022, we received a notice from the Staff notifying us that we were not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Third Quarter Report with the SEC by the required due date. Nasdaq informed us that we have until January 17, 2023 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We can also regain compliance with Nasdaq’s continued listing requirements at any time before January 17, 2023, by filing the Third Quarter Report with the SEC and continuing to comply with Nasdaq’s other continued listing requirements. Even though we intend to file with the SEC the Third Quarter Report and regain compliance with Nasdaq’s continued listing requirements, we can provide no assurance that we can maintain compliance with those standards.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Amended Quarterly Report on Form 10-Q/A and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to Russia’s actions in the Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce its guidance for future periods, the market price of our Class A Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Risk Related to the Restatement of our Financial Statements

Due to errors identified in our previously issued financial statements, we have restated our previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

As disclosed in our Current Report on Form 8-K, filed with the SEC on November 14, 2022, the Audit Committee concluded, after discussion with management, that our unaudited condensed consolidated financial statements as of and for the Non-Reliance Periods included in the Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods should no longer be relied upon and would require restatement. We have incurred unanticipated costs for accounting and legal fees in connection with the restatement of our financial statements for the Non-Reliance Periods, and we were not able to timely file our Third Quarter Report. Such restatements may have the effect of eroding investor confidence in our company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the material weaknesses in our internal control over financial reporting and the related restatements may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq. For example, we received a delisting notice from Nasdaq for failure to timely file our Third Quarter Report as further described in the risk factor titled “There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.” Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Amended Quarterly Report on Form 10-Q/A.

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

+

The certifications attached as Exhibit 32.1 that accompany this Amended Quarterly Report on Form 10-Q/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inspirato Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amended Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspirato Incorporated

Date: December 14, 2022	By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer and Director (Principal Executive Officer)

Date: December 14, 2022	By:	/s/ R. Webster Neighbor
R. Webster Neighbor
Chief Financial Officer (Principal Financial and Accounting Officer)