Form 10-Q/A
period 2022-06-30
Inspirato Inc
filed 2022-12-15
CIK 1820566

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

EXPLANATORY NOTE

Inspirato Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2022 (the “Original Report”), to restate certain items presented in the Original Report (the “Restatement”). This Amended Report includes a restatement of the Company's unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and amends certain other information in the Original Report as further described below.

Background

As disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022, the Restatement is to correct errors that resulted from (i) the incorrect application of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”) with respect to the assessment of right-of-use assets and lease liabilities and (ii) the over accrual of liabilities and property-related and other expenses as of June 30, 2022. The incorrect application of ASC 842 led to an understatement of $23 million of the right-of-use assets and total lease liabilities as of June 30, 2022. Separately, property-related and other expenses were overstated by $2.1 million and $1.8 million during the three-month and six-months ended June 30, 2022, respectively.

Refer to “Note 2 – Significant Accounting Policies and Restatement of Previously Issued Financial Statements (As Restated)” (“Note 2”) to our unaudited condensed consolidated financial statements included in this Amended Report for more information regarding the impact of correcting these errors on the Company’s unaudited condensed consolidated financial statements.

In connection with the Restatement, the Company’s management concluded that as of June 30, 2022, its disclosure controls and procedures remained ineffective at a reasonable assurance level due to the unremediated material weaknesses in its internal control over financial reporting previously disclosed in Part I, Item 4. “Controls and Procedures” of the Original Report. For discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to “Part I, Item 4. Controls and Procedures,” included in this Amended Report.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	December 31,	June 30,
	2021	2022
		(As Restated)
Assets
Current assets
Cash and cash equivalents	$80,233	$121,321
Restricted cash	2,720	1,740
Accounts receivable, net	2,389	1,776
Accounts receivable, net – related parties	386	708
Prepaid subscriber travel	17,183	24,520
Prepaid expenses	11,101	9,970
Other current assets	762	574
Total current assets	114,774	160,609
Property & equipment, net	8,695	11,904
Goodwill	21,233	21,233
Right of use assets	—	259,714
Other long term assets	1,068	1,130
Total assets	$145,770	$454,590
Liabilities
Current liabilities
Accounts payable	$33,140	$32,443
Accrued liabilities	6,035	5,122
Deferred revenue	176,813	175,841
Deferred rent	457	—
Debt	13,267	14,000
Lease liability	—	74,245
Total current liabilities	229,712	301,651
Deferred revenue	14,450	15,781
Deferred rent	7,468	—
Lease liability	—	191,986
Warrants	547	5,607
Total liabilities	252,177	515,025

Commitments and contingencies (Note 12)

Temporary equity (Note 3)

Series A-1; 222 authorized and 217 issued and outstanding at December 31, 2021; none at June 30, 2022	12,809	—
Series A-2; 130 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022	5,489	—
Series B; 193 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022	19,860	—
Series B-1; 128 authorized and 124 issued and outstanding at December 31, 2021; none at June 30, 2022	15,282	—
Series D; 158 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022	20,125	—
Series E; 132 authorized and 96 issued and outstanding at December 31, 2021; none at June 30, 2022	9,719	—
Total temporary equity	83,284	—

Equity
Series C; 491 authorized, issued, and outstanding at December 31, 2021; none at June 30, 2022 (Note 3)	21,477	—
Common units 4,470 authorized; 1,149 issued and outstanding at December 31, 2021; none at June 30, 2022 (Note 3)	—	—
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 52,448 shares issued and outstanding as of June 30, 2022	—	5
Class V common stock, $0.0001 par value, 500,000 shares authorized, 69,781 shares issued and outstanding as of June 30, 2022	—	7
Additional paid-in capital	—	244,799
Accumulated deficit	(211,168)	(225,720)
Total equity excluding noncontrolling interest	(189,691)	19,091
Noncontrolling interests (Note 16)	—	(79,526)
Total equity	(189,691)	(60,435)
Total liabilities, temporary equity, and equity	$145,770	$454,590

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
		(As Restated)		(As Restated)
Revenue	$52,286	$83,698	$101,566	$165,771
Cost of revenue (including depreciation of $408 and $880 in 2021, and $495 and $870 in 2022, respectively)	35,623	57,402	67,712	104,711
Gross margin	16,663	26,296	33,854	61,060
General and administrative (including equity-based compensation of $466 and $975 in 2021, and $2,431 and $2,833 in 2022, respectively)	13,024	16,250	21,658	33,944
Sales and marketing	6,000	11,061	11,249	21,203
Operations	5,850	11,179	10,879	20,853
Technology and development	897	2,876	1,780	5,684
Depreciation and amortization	600	694	1,283	1,353
Interest, net	378	192	547	331
Warrant fair value (gains) losses	—	(11,126)	456	6,544
Gain on forgiveness of debt	(9,518)	—	(9,518)	—
Loss and comprehensive loss before income taxes	(568)	(4,830)	(4,480)	(28,852)
Income tax expense	—	206	—	387
Net loss and comprehensive loss	(568)	(5,036)	(4,480)	(29,239)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	—	2,969	—	14,870
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(568)	$(2,067)	$(4,480)	$(14,369)

Basic and diluted weighted average common units and Class A shares outstanding	105,503	52,400	105,503	47,384
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively	$(0.01)	$(0.04)	$(0.04)	$(0.30)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
										(As Restated)	(As Restated)	(As Restated)
Balance at January 1, 2021 (as previously reported)	1,166	$—	491	$21,477	—	$—	—	$—	$—	$(184,682)	$—	$(163,205)
Reverse recapitalization, net (Note 3)	104,377	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2021, after effect of reverse recapitalization	105,543	—	—	—	—	—	—	—	21,477	(184,682)	—	(163,205)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Equity-based compensation	—	—	—	—	—	—	—	—	509	—	—	509
Distributions	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2021	105,543	$—	—	$—	—	$—	—	$—	$21,986	$(188,673)	$—	$(166,687)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(568)	—	(568)
Equity-based compensation	—	—	—	—	—	—	—	—	466	—	—	466
Balance at June 30, 2021	105,543	$—	—	$—	—	$—	—	$—	$22,452	$(189,241)	$—	$(166,789)
												—
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(12,302)	(11,901)	(24,203)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,653)	$(76,557)	$(62,765)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(2,067)	(2,969)	(5,036)
Equity-based compensation	—	—	—	—	—	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	—	—	—	490	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	22	—	—	—	(65)	—	—	(65)
Balance at June 30, 2022	—	$—	—	$—	52,448	$5	69,781	$7	$244,799	$(225,720)	$(79,526)	$(60,435)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2022
		(As Restated)
Cash flows from operating activities:
Consolidated net loss	$(4,480)	$(29,239)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,164	2,223
Warrant fair value losses	456	6,544
Equity‑based compensation	975	2,833
Gain on forgiveness of debt	(9,518)	—
Non-cash lease expense	515	179
Changes in operating assets and liabilities, net of reverse recapitalization:
Accounts receivable, net	183	613
Accounts receivable, net – related parties	(388)	(322)
Prepaid member travel	(3,538)	(3,675)
Prepaid expenses	(101)	(3,625)
Right of use asset	—	(493)
Other assets	280	126
Accounts payable	10,566	(697)
Accrued liabilities	2,212	(1,237)
Deferred revenue	20,299	359
Net cash provided by (used in) operating activities	19,625	(26,411)

Cash flows from investing activities:
Development of internal-use software	(263)	(489)
Purchase of property and equipment	(1,061)	(4,619)
Net cash used in investing activities	(1,324)	(5,108)

Cash flows from financing activities:
Repayments of debt	(476)	(13,267)
Proceeds from debt	—	14,000
Proceeds from reverse recapitalization	—	90,070
Payments of reverse recapitalization costs	—	(23,899)
Proceeds from issuance of common stock	—	5,000
Payments of employee taxes for unit option exercises	—	(117)
Proceeds from unit option exercises	—	23
Distributions	(81)	(183)
Net cash (used in) provided by financing activities	(557)	71,627

Net increase in cash, cash equivalents, and restricted cash	17,744	40,108
Cash, cash equivalents, and restricted cash – beginning of period	67,001	82,953
Cash, cash equivalents, and restricted cash – end of period	$84,745	$123,061

Supplemental cash flow information – cash paid for interest	$290	$285
Significant noncash transactions:
Conversion of preferred stock in connection with reverse recapitalization	$—	$104,761
Warrants acquired at fair value	—	8,390
Warrants exercised	—	9,874
Fixed assets purchased but unpaid, included in accounts payable	—	324
Operating lease right-of-use assets exchanged for lease obligations	—	306,912
Conversion of deferred rent and prepaid rent to right of use asset	—	6,831

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

(2) Significant Accounting Policies and Restatement of Previously Issued Financial Statements (As Restated)

(a) Restatement

The Company has restated its unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 due to the incorrect application of ASC 842 with respect to the assessment of right-of-use assets and lease liabilities. The incorrect application of ASC 842 led to an understatement of $23 million of the right-of-use assets and total lease liabilities, respectively, an overaccrual of $0.6 million of accounts payable, and and ommission of a non-cash disclosure of operating lease right-of-use assets exchanged for lease obligations of $307 million in the unaudited condensed consolidated financial statements included in the Original Report; the Company also over accrued property-related and other expenses of $2.3 million as of June 30, 2022 and overstated cost of revenue by $2.1 million and $1.8 million for the three and six months ended June 30, 2022, respectively. The Restatement also impacted the Company’s basic and diluted net loss per common share calculations. The following tables present the Restatement on all affected line items of our previously issued Consolidated Balance Sheet as of June 30, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Loss and the Condensed Consolidated Statement of Equity for the three and six months ended June 30, 2022, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022. The Restatement had no effect on total net cash flows from operating, investing or financing activities in the Condensed Consolidated Statement of Cash Flows. The Restatement also impacted Note 2 Section (e). Leases, Note 4. Revenue, Note 7. Income Taxes, Note 10. Loss per Share, and Note 11. Leases, which were restated in these consolidated financial statements.

Consolidated Balance Sheet:

	June 30, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Accounts receivable, net	$2,725	$—	$(949)	$1,776
Total current assets	161,558	—	(949)	160,609
Right of use assets	236,393	23,321	—	259,714
Total assets	432,218	23,321	(949)	454,590
Accounts payable	35,319	(596)	(2,280)	32,443
Lease liability - current	65,210	9,035	—	74,245
Total current liabilities	295,492	8,439	(2,280)	301,651
Lease liability - noncurrent	177,597	14,389	—	191,986
Total liabilities	494,477	22,828	(2,280)	515,025
Accumulated deficit	(226,361)	198	443	(225,720)
Total equity excluding noncontrolling interest	18,450	198	443	19,091
Noncontrolling interests	(80,709)	295	888	(79,526)
Total equity	(62,259)	493	1,331	(60,435)
Total liabilities, temporary equity, and equity	$432,218	$23,321	$(949)	$454,590

Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Three Months Ended June 30, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Cost of revenue	$60,081	$(538)	$(2,141)	$57,402
Gross margin	23,617	538	2,141	26,296
General and administrative	15,782	—	468	16,250
Loss and comprehensive loss before income taxes	(7,042)	539	1,673	(4,830)
Net loss and comprehensive loss	(7,248)	539	1,673	(5,036)
Net loss and comprehensive loss attributable to noncontrolling interests	4,274	(320)	(985)	2,969
Net loss and comprehensive loss attributable to Inspirato Incorporated	(2,974)	219	688	(2,067)
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and class A share	$(0.06)	$—	$0.02	$(0.04)

Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Six Months Ended June 30, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Cost of revenue	$107,002	$(493)	$(1,798)	$104,711
Gross margin	58,769	493	1,798	61,060
General and administrative	33,476	—	468	33,944
Loss and comprehensive loss before income taxes	(30,676)	493	1,331	(28,852)
Net loss and comprehensive loss	(31,063)	493	1,331	(29,239)
Net loss and comprehensive loss attributable to noncontrolling interests	16,053	(295)	(888)	14,870
Net loss and comprehensive loss attributable to Inspirato Incorporated	(15,010)	198	443	(14,369)
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and class A share	$(0.32)	$—	$0.02	$(0.30)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
Consolidated net loss	$(31,063)	$493	$1,331	$(29,239)
Non-cash lease expense	76	103	—	179
Accounts receivable, net	(336)	—	949	613
Accounts payable	2,179	(596)	(2,280)	(697)
Operating lease right-of-use assets exchanged for lease obligations	$—	$306,912	$—	$306,912

Condensed Consolidated Statement of Equity

	Six Months Ended June 30, 2022
	As	ASC 842	Property-related
	Previously	Lease	and Other Expense	As
	Reported	Adjustments	Adjustments	Restated

	(in thousands)
	Accumulated deficit
Consolidated net loss	$(12,036)	$(31)	$(235)	$(12,302)
Balance at March 31, 2022	(223,387)	(31)	(235)	(223,653)
Consolidated net loss	(2,974)	219	688	(2,067)
Balance at June 30, 2022	(226,361)	198	443	(225,720)
	Noncontrolling interest
Consolidated net loss	(11,779)	(14)	(108)	(11,901)
Balance at March 31, 2022	(76,435)	(14)	(108)	(76,557)
Consolidated net loss	(4,274)	320	985	(2,969)
Balance at June 30, 2022	(80,709)	295	888	(79,526)
	Total equity
Consolidated net loss	(23,815)	(45)	(343)	(24,203)
Balance at March 31, 2022	(62,377)	(45)	(343)	(62,765)
Consolidated net loss	(7,248)	539	1,673	(5,036)
Balance at June 30, 2022	$(62,259)	$493	$1,331	$(60,435)

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

(e) Leases

The Company is party to operating lease agreements for its vacation homes, hotels and corporate offices. In February 2016, the FASB issued ASC 842, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations remains similar to legacy lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

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

On April 7, 2022, the Company issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million.

(4) Revenue

Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(in thousands)
Travel	$28,503	$48,136	$56,290	$97,909
Subscription	23,719	35,562	45,127	67,728
Other	64	—	149	134
Total	$52,286	$83,698	$101,566	$165,771

The Company has recognized assets and liabilities related to contracts with customers as follows:

	December 31,	June 30,
	2021	2022

	(in thousands)
		(As Restated)
Assets:
Accounts receivable, net	$2,389	$1,776
Liabilities:
Deferred revenue, current and long term	$191,263	$191,622

(5)	Prepaid Expenses and Prepaid Subscriber Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	June 30,
	2021	2022

	(in thousands)
Property operations	$5,136	$3,400
Software	2,979	2,724
Rent	1,094	—
Operating supplies	1,372	1,538
Insurance	520	2,308
Total	$11,101	$9,970

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

The effective income tax rate was negative 10.0% (as restated) and negative 2.7% (as restated) for the three and six months ended June 30, 2022, respectively. The effective income tax rate for the three and six months ended June 30, 2022 differed significantly from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three and six months ended June 30, 2022 represents amounts owed to foreign taxing authorities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
		(As Restated)		(As Restated)
	(in thousands except per share amounts)
Numerator
Net loss attributable to Inspirato Incorporated	$(568)	$(2,067)	$(4,480)	$(14,369)
Denominator
Basic and diluted weighted average common units and Class A shares outstanding	105,503	52,400	105,503	47,384
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share	$(0.01)	$(0.04)	$(0.04)	$(0.30)

The following securities were anti-dilutive for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(in thousands)
Restricted stock units	—	5,518	—	2,774
Stock options	7,841	7,625	8,134	7,690
Preferred warrants	509	—	509	118
Common stock warrants	—	8,625	—	7,852
Profit interests	9,973	—	9,973	2,314
Anti-dilutive securities	18,323	21,768	18,616	20,748

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

The following table details the composition of operating lease expense for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

	(in thousands)
	(As Restated)	(As Restated)
Operating lease expense	$19,733	$38,054
Variable lease expense	534	1,193

As of June 30, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows:

Operating Leases
(in thousands)
(As Restated)
Remainder of 2022	$42,109
Year ending December 31, 2023	65,534
Year ending December 31, 2024	46,090
Year ending December 31, 2025	38,126
Year ending December 31, 2026	31,189
Thereafter	61,920
Total minimum lease payments	284,968
Less: interest expense	(18,737)
Present value of lease obligations	266,231
Less: current lease obligations	(74,245)
Long-term lease obligations	$191,986

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

The following table presents additional information about our lease obligations as of June 30, 2022:

As of June 30, 2022
(As Restated)
Weighted-average remaining lease term (in years):
Operating leases	4.99

Weighted-average discount rate:
Operating leases	5.02%

The following table presents supplemental cash flow information for the six months ended June 30, 2022:

Six Months Ended
June 30, 2022
(in thousands)
(As Restated)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,002

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto as of and for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Amended Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2022, as amended on March 11, 2022. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Spacial Note Regarding Forward-Looking Statements” included elsewhere in this Amended Quarterly Report on Form 10-Q/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

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

Reverse Recapitalization

On February 11, 2022, Thayer and Inspirato LLC consummated the transaction contemplated by the Business Combination Agreement whereby, amongst other transaction, a subsidiary of Thayer merged with and into Inspirato LLC with Inspirato LLC as the surviving company, resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon the Closing. The resulting Company organizational structure is commonly referred to as an UP-C structure (as further described in Note 3 to our unaudited interim condensed consolidated financial statements included elsewhere in this Amended Quarterly Report on Form 10-Q/A). This organizational structure allows Continuing Inspirato Members to retain their equity ownership directly in Inspirato LLC.

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

Results of operations

The following table sets forth our results of operations for the periods presented (in thousands):

Consolidated Results of Operations for the three months ended June 30, 2021 and 2022 (As Restated):

				Percent
			Amount of	change
	Three Months Ended		increase	favorable
	June 30,		(decrease)	(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
		(As Restated)
Revenue	$52,286	$83,698	$31,412	60%
Cost of revenue	35,623	57,402	21,779	(61)%
Gross margin	16,663	26,296	9,633	58%
Gross margin percent	32%	31%	(0)%	(1)%

General and administrative (including equity-based compensation of $466 and $2,431, respectively)	13,024	16,250	3,226	(25)%
Sales and marketing	6,000	11,061	5,061	(84)%
Operations	5,850	11,179	5,329	(91)%
Technology and development	897	2,876	1,979	(221)%
Depreciation and amortization	600	694	94	(16)%
Interest, net	378	192	(186)	49%
Warrant fair value gains	—	(11,126)	(11,126)	n/m
Gain on forgiveness of debt	(9,518)	—	9,518	n/m
Loss and comprehensive loss before income taxes	$(568)	$(4,830)	$(4,262)	750%
Income tax expense	—	206	206	n/m
Net loss and comprehensive loss	$(568)	$(5,036)	$(4,468)	(787)%

n/m - non-meaningful

Comparison of three months ended June 30, 2021 and 2022 (As Restated):

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

Cost of revenue. Cost of revenue increased $22 million from $36 million for the three months ended June 30, 2021 to $57 million (as restated) for the three months ended June 30, 2022, an increase of 60% (as restated). This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties also increased year over year due to the addition of new properties. Our gross margin increased $10.0 million (as restated) from $17 million for the three months ended June 30, 2021 to $27 million (as restated) for the three months ended June 30, 2022. The gross margin percent was consistent at 32% (as restated) for both the three months ended June 30, 2021 and 2022.

General and administrative. General and administrative expenses excluding equity-based compensation increased $1 million (as restated), from $13 million for the three months ended June 30, 2021 to $14 million (as restated) for the three months ended June 30, 2022, an increase of 10% (as restated). General and administrative employees were 130 and 144 as at June 30, 2021 and 2022, respectively. Overall our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system expansions, and costs incurred as a result of operating as a publicly traded company. Expense stayed relatively flat year over year despite the increase in headcount due to public company readiness costs that were incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2022. Our equity based compensation increased $2.0 million during the three months ended June 30, 2021 to 2022 as a result of new grants made in the second quarter of 2022 under our 2021 Plan after closing the Business Combination.

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

Consolidated Results of Operations for the six months ended June 30, 2021 and 2022 (As Restated):

				Percent
			Amount of	change
	Six Months Ended		increase	favorable
	June 30,		(decrease)	(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
		(As Restated)
Revenue	$101,566	$165,771	$64,205	63%
Cost of revenue	67,712	104,711	36,999	(55)%
Gross margin	33,854	61,060	27,206	80%
Gross margin percent	33%	37%	4%	11%

General and administrative (including equity-based compensation of $975 and $2,833, respectively)	21,658	33,944	12,286	(57)%
Sales and marketing	11,249	21,203	9,954	(88)%
Operations	10,879	20,853	9,974	(92)%
Technology and development	1,780	5,684	3,904	(219)%
Depreciation and amortization	1,283	1,353	70	(5)%
Interest, net	547	331	(216)	39%
Warrant fair value losses	456	6,544	6,088	n/m
Gain on forgiveness of debt	(9,518)	—	9,518	n/m
Loss and comprehensive loss before income taxes	$(4,480)	$(28,852)	$(24,372)	(544)%
Income tax expense	—	387	387	n/m
Net loss and comprehensive loss	$(4,480)	$(29,239)	$(24,759)	(553)%

n/m - non-meaningful

Comparison of six months ended June 30, 2021 and 2022 (As Restated):

Revenue. Total revenue increased $64 million from $102 million for the six months ended June 30, 2021 to $166 million for the six months ended June 30, 2022, an increase of 63%, primarily due to the increase in demand for travel in 2022 over the same period in 2021 due to easing travel restrictions from the COVID-19 pandemic allowing for increased travel.

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

Cost of revenue. Cost of revenue increased $37 million (as restated) from $68 million for the six months ended June 30, 2021 to $105 million (as restated) for the six months ended June 30, 2022, an increase of 54% (as restated). This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties we lease also increased year over year due to new properties onboarded during the year. Our gross margin increased $27 million (as restated), from $34 million for the six months ended June 30, 2021 to $61 million (as restated) for the six months ended June 30, 2022. Gross margin percentage increased from 33% for the six months ended June 30, 2021 to 37% (as restated) for the six months ended June 30, 2022 due largely to an increase in subscriber base and a loosening of travel restrictions allowing for an increased volume of nightly travel stays which outpaced the growth of expenses related to adding properties to our vacation portfolio.

General and administrative. General and administrative expenses excluding equity-based compensation increased $11 million (as restated) from $21 million for the six months ended June 30, 2021 to $31 million (as restated) for the six months ended June 30, 2022, an increase of 50% (as restated). This increase was primarily to accommodate growth within the business due to increase in Active Subscriptions, software system expansions, costs incurred, and team members hired as we became a public company. General and administrative employees were 130 and 144 as at June 30, 2021 and 2022, respectively. Our equity based compensation increased $1.9 million during the six months ended June 30, 2021 to 2022, an increase of 190%, as a result of new grants made in the second quarter of 2022 under our new 2021 Plan after closing the Business Combination.

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

Cash Flows

Cash flows provided by (used in) operating activities. Cash flow from operating activities decreased from providing $20 million for the six months ended June 30, 2021 to using $26 million for the six months ended June 30, 2022. This decrease was primarily due to the changes in current assets and liabilities which provided $30 million in 2021 compared to using $9.7 million in 2022. This was primarily the result of decreases in accounts payable and accrued liabilities, in addition to increases in prepaid expenses and prepaid member travel balances. Increased investment our business operations drove an increase for both categories. Additional reasons for the decrease include an increased focus on obtaining longer term memberships over the past year, an increase in payments of deposits related to Inspirato experiences that were paid for during the six months ended June 30, 2022 and were booked by members subsequent to June 30, 2022, and an increase in members utilizing credit balances on their accounts for previously paid and untaken trips that were cancelled as a result of the COVID-19 pandemic related travel restrictions.

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

The above items are excluded from our Adjusted Net Loss measure because out management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted Net Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Net loss	$(568)	$(5,036)	$(4,480)	$(29,239)
Gain on forgiveness of debt	(9,518)	—	(9,518)	—
Warrant fair value (gains) losses	—	(11,126)	456	6,544
Adjusted Net Loss	$(10,086)	$(16,162)	$(13,542)	$(22,695)

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

The above items are excluded from our Adjusted EBITDA measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022

	(in thousands)
		(As Restated)		(As Restated)
Net loss and comprehensive loss	$(568)	$(5,036)	$(4,480)	$(29,239)
Interest expense, net	378	192	547	331
Income taxes	—	206	—	387
Depreciation and amortization	1,008	1,189	2,163	2,223
Equity-based compensation	466	2,431	975	2,833
Warrant fair value (gains) losses	—	(11,126)	456	6,544
Public company readiness costs	—	—	—	1,092
Gain on forgiveness of debt	(9,518)	—	(9,518)	—
Adjusted EBITDA	$(8,234)	$(12,144)	$(9,857)	$(15,829)
Adjusted EBITDA Margin (1)	(15.7)%	(14.5)%	(9.7)%	(9.5)%

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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2022	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$10,414	$(13,746)	$19,625	$(26,412)
Development of internal-use software	73	(306)	(263)	(489)
Purchase of property and equipment	(701)	(3,631)	(1,061)	(4,618)
Net cash used in financing activities	(628)	(3,937)	(1,324)	(5,107)
Free Cash Flow	$9,786	$(17,683)	$18,301	$(31,519)

Lease Obligations (As Restated)

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities, and maintenance costs. See Note 11 to our condensed consolidated financial statements for the six months ended June 30, 2022 included elsewhere in this Amended Quarterly Report on Form 10-Q/A.

Future minimum annual commitments under these operating leases are as follows:

Operating leases
(in thousands)
(As Restated)
Remainder of 2022	$42,109
Year ending December 31, 2023	65,534
Year ending December 31, 2024	46,090
Year ending December 31, 2025	38,126
Year ending December 31, 2026	31,189
Thereafter	61,920
Total minimum lease payments	$284,968

As of June 30, 2022, the Company was party to 71 leases that had not yet commenced. Future payments under these leases were $118 million at June 30, 2022.

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

Except for the policies described in “Note 2—Significant Accounting Policies and Restatement of Previously Issued Financial Statements” to our condensed consolidated financial statements included elsewhere in this Amended Quarterly Report on Form 10-Q/A, including the accounting policy for leases as a result of the Company adopting the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) Leases (Topic 842) on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” of the audited consolidated financial statements for the year ended December 31, 2021, which are included in our prospectus filed pursuant to Rule 424(b)(3) on May 9, 2022. For more information, please refer to “Note 2—Summary of Significant Accounting Policies and Restatement of Previously Issued Financial Statements” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report on Form 10-Q/A.

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

The following material weaknesses remain unremediated as of June 30, 2022:

●	We have lacked a sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the adoption and ongoing accounting for leases under ASC 842, and in the design and implementation of internal controls and have not had the necessary business processes and related internal controls. Additionally, we did not design and maintain effective controls over our financial closing and reporting processes. This material weakness resulted in the restatement of our previously issued consolidated financial statements for the Non-Reliance Periods to correct errors that resulted from (i) the incorrect application of ASC 842 with respect to the assessment of right-of-use assets and lease liabilities and (ii) the under accrual of liabilities and property-related and other expenses as of March 31, 2022 and over accrual as of June 30, 2022.
●	We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to ITGCs. Specifically, the material weaknesses relating to ITGCs are due to a lack of the design and implementation of certain ITGCs related to our financial applications and data being adequately restricted.

We continue to remediate the material weaknesses described above. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs, described above. We have hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP, including four Certified Public Accountants with one designated as the Lead Property Accountant. We have also engaged third-party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

If the steps we are taking are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in Inspirato, and the value of our Common Stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in further errors in our financial statements that could result in additional restatements of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in Inspirato and cause a decline in the price of our Common Stock. Failure to implement and maintain effective internal controls over financial reporting could also subject us to potential delisting from Nasdaq or any other stock exchange on which our stock is listed or to other regulatory investigations and civil or criminal sanctions. For example, as a result of the material weaknesses and related restatements due to the matters described above, we were not able to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Third Quarter Report”) and received a delisting notice from Nasdaq. For more information, see the risk factor titled “There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.”

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