Form 10-Q
period 2022-09-30
Inspirato Inc
filed 2022-12-19
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 12, 2022, the registrant had 58,873,840 shares of Class A Common Stock, 65,196,419 shares of Class V Common Stock, and 8,624,792 Warrants outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	The impact of the COVID-19 pandemic on customer demands for travel and hospitality services;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section entitled “Risk Factors.”

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	December 31,	September 30,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$80,233	$82,081
Restricted cash	2,720	1,661
Accounts receivable, net	2,389	2,460
Accounts receivable, net – related parties	386	226
Prepaid subscriber travel	17,183	18,905
Prepaid expenses	11,101	9,248
Other current assets	762	502
Total current assets	114,774	115,083
Property & equipment, net	8,695	15,001
Goodwill	21,233	21,233
Right-of-use assets	—	255,166
Other noncurrent assets	1,068	1,199
Total assets	$145,770	$407,682
Liabilities
Current liabilities
Accounts payable	$33,140	$31,011
Accrued liabilities	6,035	5,408
Deferred revenue	176,813	159,146
Deferred rent, current	457	—
Debt	13,267	—
Lease liabilities, current	—	70,566
Total current liabilities	229,712	266,131
Deferred revenue	14,450	12,582
Deferred rent, noncurrent	7,468	—
Lease liabilities, noncurrent	—	190,665
Warrants	547	2,088
Total liabilities	252,177	471,466

Commitments and contingencies (Note 12)

Temporary equity (Note 3)

Series A-1; 222 authorized and 217 issued and outstanding at December 31, 2021; none at September 30, 2022	12,809	—
Series A-2; 130 authorized, issued, and outstanding at December 31, 2021; none at September 30, 2022	5,489	—
Series B; 193 authorized, issued, and outstanding at December 31, 2021; none at September 30, 2022	19,860	—
Series B-1; 128 authorized and 124 issued and outstanding at December 31, 2021; none at September 30, 2022	15,282	—
Series D; 158 authorized, issued, and outstanding at December 31, 2021; none at September 30, 2022	20,125	—
Series E; 132 authorized and 96 issued and outstanding at December 31, 2021; none at September 30, 2022	9,719	—
Total temporary equity	83,284	—

Equity
Series C; 491 authorized, issued, and outstanding at December 31, 2021; none at September 30, 2022 (Note 3)	21,477	—
Common units 4,470 authorized; 1,149 issued and outstanding at December 31, 2021; none at September 30, 2022 (Note 3)	—	—
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 58,741 shares issued and outstanding as of September 30, 2022	—	6
Class V common stock, $0.0001 par value, 500,000 shares authorized, 65,267 shares issued and outstanding as of September 30, 2022	—	7
Additional paid-in capital	—	248,701
Accumulated deficit	(211,168)	(231,294)
Total equity excluding noncontrolling interest	(189,691)	17,420
Noncontrolling interests (Note 16)	—	(81,204)
Total equity	(189,691)	(63,784)
Total liabilities, temporary equity, and equity	$145,770	$407,682

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$64,824	$93,132	$166,390	$258,903
Cost of revenue (including depreciation of $402 and $1,283 in 2021, and $520 and $1,390 in 2022, respectively)	42,394	62,959	110,106	167,669
Gross margin	22,430	30,173	56,284	91,234
General and administrative (including equity-based compensation of $1,872 and $2,847 in 2021, and $2,596 and $5,429 in 2022, respectively)	15,530	16,934	37,188	50,878
Sales and marketing	7,856	9,438	19,105	30,641
Operations	6,457	10,351	17,336	31,204
Technology and development	1,177	3,778	2,957	9,462
Depreciation and amortization	593	812	1,876	2,165
Interest, net	(64)	(125)	483	207
Warrant fair value (gains) losses	—	(3,518)	456	3,026
Gain on forgiveness of debt	—	—	(9,518)	—
Other income, net	—	(447)	—	(447)
Loss and comprehensive loss before income taxes	(9,119)	(7,050)	(13,599)	(35,902)
Income tax expense	—	202	—	589
Net loss and comprehensive loss	(9,119)	(7,252)	(13,599)	(36,491)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	—	4,147	—	19,017
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(9,119)	$(3,105)	$(13,599)	$(17,474)

Basic and diluted weighted average common units and Class A shares outstanding	105,503	55,192	105,503	50,015
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively	$(0.09)	$(0.06)	$(0.13)	$(0.35)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2021 (as previously reported)	1,166	$—	491	$21,477	—	$—	—	$—	$—	$(184,682)	$—	$(163,205)
Reverse recapitalization, net (Note 3)	104,377	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2021, after effect of reverse recapitalization	105,543	—	—	—	—	—	—	—	21,477	(184,682)	—	(163,205)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(3,910)	—	(3,910)
Equity-based compensation	—	—	—	—	—	—	—	—	509	—	—	509
Distributions	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2021	105,543	$—	—	$—	—	$—	—	$—	$21,986	$(188,673)	$—	$(166,687)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(568)	—	(568)
Equity-based compensation	—	—	—	—	—	—	—	—	466	—	—	466
Balance at June 30, 2021	105,543	—	—	—	—	—	—	—	22,452	(189,241)	—	(166,789)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(9,119)	—	(9,119)
Equity-based compensation	—	—	—	—	—	—	—	—	1,872	—	—	1,872
Balance at September 30, 2021	105,543	$—	—	$—	—	$—	—	$—	$24,324	$(198,360)	$—	$(174,036)
												—
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(12,302)	(11,901)	(24,203)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,653)	$(76,557)	$(62,765)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(2,067)	(2,969)	(5,036)
Equity-based compensation	—	—	—	—	—	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	—	—	—	490	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	22	—	—	—	(65)	—	—	(65)
Balance at June 30, 2022	—	—	—	—	52,448	5	69,781	7	244,799	(225,720)	(79,526)	(60,435)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(3,105)	(4,147)	(7,252)
Equity-based compensation	—	—	—	—	—	—	—	—	2,596	—	—	2,596
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	1,779	—	—	—	1,306	—	—	1,306
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	4,514	1	(4,514)	—	—	(2,469)	2,469	1
Balance at September 30, 2022	—	$—	—	$—	58,741	$6	65,267	$7	$248,701	$(231,294)	$(81,204)	$(63,784)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2022
Cash flows from operating activities:
Consolidated net loss	$(13,599)	$(36,491)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,159	3,555
Loss on disposal of fixed assets	—	214
Warrant fair value losses	456	3,026
Equity‑based compensation	2,847	5,429
Gain on forgiveness of debt	(9,518)	—
Non-cash lease loss (gain)	433	(554)
Changes in operating assets and liabilities, net of reverse recapitalization:
Accounts receivable, net	(162)	(71)
Accounts receivable, net – related parties	(258)	160
Prepaid member travel	(3,856)	1,940
Prepaid expenses	(224)	(2,903)
Right-of-use assets	—	(212)
Other assets	118	129
Accounts payable	12,335	(2,339)
Accrued liabilities	2,252	(627)
Deferred revenue	24,372	(19,535)
Net cash provided by (used in) operating activities	18,355	(48,279)

Cash flows from investing activities:
Development of internal-use software	(919)	(2,747)
Purchase of property and equipment	(1,776)	(7,118)
Net cash used in investing activities	(2,695)	(9,865)

Cash flows from financing activities:
Repayments of debt	(765)	(27,267)
Proceeds from debt	—	14,000
Proceeds from reverse recapitalization (Note 3)	—	90,070
Payments of reverse recapitalization costs (Note 3)	—	(23,899)
Proceeds from issuance of Class A common stock	—	5,000
Payments of employee taxes for unit option exercises	—	(117)
Proceeds from unit option exercises	—	1,329
Distributions	(81)	(183)
Net cash (used in) provided by financing activities	(846)	58,933

Net increase in cash, cash equivalents, and restricted cash	14,814	789
Cash, cash equivalents, and restricted cash – beginning of period	67,001	82,953
Cash, cash equivalents, and restricted cash – end of period	$81,815	$83,742

Supplemental cash flow information – cash paid for interest	$466	$288
Significant noncash transactions:
Conversion of preferred stock in connection with reverse recapitalization	—	104,761
Warrants acquired at fair value	—	9,874
Warrants exercised	—	8,390
Fixed assets purchased but unpaid, included in accounts payable at period end	—	211
Operating lease right-of-use assets exchanged for lease obligations	—	324,450
Conversion of deferred rent and prepaid rent to right-of-use assets	—	6,831

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

The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the condensed consolidated financial statements presented herein represent the operating results, assets and liabilities of Inspirato LLC before and after the Business Combination. See Note 3 – Reverse Recapitalization for more information.

As of September 30, 2022, the Company had 44 subsidiaries and one branch, of which 32 are wholly owned domestic limited liability companies. The remaining 12 and the branch, which are owned through direct domestic subsidiaries, are as follows: (i) a wholly owned Mexican company with a foreign designation equivalent to a limited liability company (S.R.L.); (ii) a wholly owned Turks and Caicos Islands limited company; (iii) a wholly owned Cayman Islands exempted company; (iv) a wholly owned Costa Rican limited liability company; (v) a wholly owned Italian S.R.L.; (vi) a wholly owned Canadian unlimited liability company; (vii) a wholly owned Dominican Republic branch of a wholly owned domestic liability company; (viii) a wholly owned U.S. Virgin Islands limited liability company; (ix) a wholly owned Puerto Rican limited liability company; (x) a wholly owned Grenadian limited liability company; (xi) a wholly owned British Virgin Islands designated company; (xii) a wholly owned Anguillan non-public company; and (xiii) a second wholly owned Mexican company with a foreign designation equivalent to a limited liability company (S.R.L). These entities typically lease local properties.

Since early 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an unprecedented effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. The COVID-19 pandemic had and continues to have a materially adverse impact on the Company’s results of operations and financial condition. Revenues declined as a result of reduced travel and management undertook cost reduction methods in response. No impairments were recorded during the periods presented. Through September 30, 2022 as restrictions were lifted across travel destinations, revenues began to recover to pre-pandemic levels. However, due to the significant uncertainty surrounding the pandemic, including the potential adverse impact of the spread of COVID-19 variants, management’s judgment regarding this could change in the future. Management cannot estimate the length or impacts of the COVID-19 outbreak on the Company’s future operations, financial position and cash flows, particularly if there are significant impacts that continue in the future.

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

For the three and nine months ended September 30, 2021, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of Inspirato LLC. The condensed consolidated balance sheet as of December 31, 2021 presents the financial condition of Inspirato LLC and its wholly owned subsidiaries. All intercompany balances and transactions of Inspirato LLC have been eliminated.

The Business Combination was accounted for as a reverse recapitalization and the condensed consolidated financial statements presented herein are for Inspirato Incorporated and its subsidiaries, including Inspirato LLC. Inspirato LLC was the accounting acquirer of Thayer and the financial statements for all periods prior to February 11, 2022 are those of Inspirato LLC. See Note 3 – Reverse Recapitalization for more information.

In accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” the historical equity of Inspirato LLC has been recast in all periods up to the Closing Date, to reflect the number of shares of Inspirato Incorporated’s Class A Common Stock (as defined below) and Class V Common Stock (as defined below) issued to Inspirato LLC Holders in connection with the Business Combination. The Company recast the units outstanding related to the historical Inspirato LLC preferred units and common units (the “Historical Inspirato LLC Equity”) prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement. The condensed consolidated financial statements and related notes thereto give effect to the conversion for all periods presented. The condensed consolidated financial statements do not necessarily represent the capital structure of Inspirato Incorporated had the Business Combination occurred in prior periods.

(b) Principles of Consolidation

For the period of February 11, 2022 through September 30, 2022, the condensed consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Inspirato LLC. In determining the accounting of Inspirato Incorporated’s interest in Inspirato LLC after the Business Combination, management concluded Inspirato LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Inspirato LLC was evaluated under the voting interest model. As Inspirato Incorporated has the right to appoint a majority (four of the seven) managers of Inspirato LLC, Inspirato Incorporated controls Inspirato LLC, and therefore, the financial results of Inspirato LLC and its subsidiaries, after the Closing on February 11, 2022, are consolidated with and into Inspirato Incorporated’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.

For the days and periods prior to Business Combination, the consolidated financial statements of the Company comprise the accounts of Inspirato LLC and its wholly owned subsidiaries. All intercompany accounts and transactions among Inspirato LLC and its consolidated subsidiaries were eliminated.

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

(d) Leases

The Company is party to operating lease agreements for its vacation homes, hotels and corporate offices. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations remains similar to legacy lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

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

Operating lease assets are included within right-of-use (“ROU”) assets and the corresponding operating lease liabilities are included within current liabilities and other noncurrent liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2022.

The Company has elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the later of ASC 842 adoption date or lease commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used the Company’s incremental borrowing rate based on the information available at adoption date or lease commencement date in determining the present value of lease payments.

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s interim condensed consolidated financial statements. The most significant impacts related to the (i) recording ROU assets of $193 million and (ii) recording lease liabilities of $200 million, as of January 1, 2022 on the consolidated balance sheets. The Company also reclassified prepaid expenses of $1.1 million and deferred rent balances (including tenant improvement allowances and other liability balances) of $7.9 million relating to the Company’s existing lease arrangements as of December 31, 2021, into the ROU asset balance as of January 1, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The adoption of the new lease standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows and has had no impact on our debt covenants.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2022 for the adoption of the new lease standard was as follows:

	Balances at December 31,	Adjustments from Adoption of New Lease	Balances at January 1,
	2021	Standard	2022

Assets	(in thousands)
Prepaid expenses	$11,101	$(1,094)	$10,007
Operating lease ROU assets	—	201,728	201,728
Liabilities
Current lease liabilities	$—	$63,415	$63,415
Other current liabilities	457	(457)	—
Noncurrent lease liabilities	—	145,144	145,144
Other noncurrent liabilities	7,468	(7,468)	—

(e) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings or loss attributable to Inspirato Incorporated Class A common stock (“Class A Common Stock”), as applicable, by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested equity-based compensation awards, if dilutive, is computed using the treasury stock method.

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

As of September 30, 2022, Inspirato Incorporated directly owned 44% of the interest in Inspirato LLC and the noncontrolling interest was 56%. The noncontrolling interest relates to the economic interests in Inspirato LLC held directly by owners of our Inspirato Incorporated Class V common stock (“Class V Common Stock”) in the form of New Common Units (as defined below) as a result of Business Combination. See Note 3 - Reverse Recapitalization.

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

(h) Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC Topic 825-10 “Financial Instruments,” offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the consolidated statement of operations as incurred.

The warrants to purchase Class A Common Stock issued in connection with the IPO of Thayer (the “Public Warrants”) and the private placement warrants to purchase Class A Common Stock held by Thayer Ventures Acquisition Holdings LLC (the “Sponsor,” and such warrants the “Private Warrants” and the Public Warrants and Private Warrants collectively, the “Warrants”) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Warrants as of September 30, 2022 is based on observable listed prices for such Warrants. As the transfer of Private Warrants to anyone who is a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. On March 14, 2022, all 7.2 million Private Warrants were exercised on a cashless basis into 5.1 million shares of Class A Common Stock.

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

As a result of the Business Combination, each outstanding unit of Inspirato LLC was cancelled and each unitholder received either (i) a number of shares of Class A Common Stock equal to 37.2275 (the “Exchange Ratio”) for each unit of Inspirato LLC owned and certain rights under a tax receivable agreement (the “Tax Receivable Agreement”) or (ii) a number of new common units of Inspirato LLC (“New Common Units”) equal to the Exchange Ratio, an equal number of shares of Class V Common Stock, which have no economic value, but entitles the holder thereof to one vote per share, and certain rights under the Tax Receivable Agreement. This exchange resulted in Inspirato Incorporated owning 41.2% of the issued and outstanding units of Inspirato LLC at the Closing and the Continuing Inspirato Members owning a noncontrolling interest of Inspirato LLC. In addition, options to purchase Inspirato LLC units were converted into options to purchase shares of Class A Common Stock at the Exchange Ratio.

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

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 8.8 million shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021 and as amended. The Company incurred $25 million in transaction costs during the nine months ended September 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the condensed consolidated statement of operations and comprehensive loss. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

On April 7, 2022, the Company issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million.

During the three and nine months ended September 30, 2022, the Company issued 4,513,864 shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

(4) Revenue

Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

	(in thousands)
Travel	$39,509	$54,508	$95,799	$152,417
Subscription	25,178	38,587	70,305	106,315
Other	137	37	286	171
Total	$64,824	$93,132	$166,390	$258,903

The Company recognized assets and liabilities related to contracts with customers as follows:

	December 31,	September 30,
	2021	2022

	(in thousands)
Assets:
Accounts receivable, net	$2,389	$2,460
Liabilities:
Deferred revenue, current and noncurrent	$191,263	$171,728

(5)	Prepaid Expenses and Prepaid Subscriber Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	September 30,
	2021	2022

	(in thousands)
Property operations	$5,136	$3,768
Software	2,979	1,716
Rent	1,094	—
Operating supplies	1,372	1,473
Insurance	520	2,291
Total	$11,101	$9,248

Prepaid Subscriber Travel

Prepaid subscriber travel of $17 million and $19 million at December 31, 2021 and September 30, 2022, respectively, include deposits for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	September 30,
	(years)	2021	2022

		(in thousands)
Residence leasehold improvements	3	$8,322	$13,391
Internal-use software	3	7,947	10,808
Corporate office leasehold improvements	3	5,156	5,156
Computer equipment	3	1,265	1,436
Furniture, fixtures, and equipment	5	1,354	1,208
Residence vehicles	5	315	660
Total cost		24,359	32,659
Accumulated depreciation and amortization		15,664	17,658
Property & equipment, net		$8,695	$15,001

(7) Income Taxes

At September 30, 2022, Inspirato Incorporated holds 44% of the economic interest in Inspirato LLC (see Note 3 and 16), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S.

federal income taxes, in addition to state and local income taxes, with respect to its 44% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was negative 6.5% and negative 3.4% for the three and nine months ended September 30, 2022, respectively. The effective income tax rate for the three and nine months ended September 30, 2022 differed significantly from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three and nine months ended September 30, 2022 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of the Closing and as of September 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

(8) Debt

Loan Facility

In October 2020, the Company obtained a revolving line of credit (“Revolver”) that matures October 2023. This Revolver has a limit of $14 million. Interest rates associated with the Revolver adjust based on the prime rate and outstanding balance. The interest rate was 4.25% and 7.25% as of December 31, 2021 and September 30, 2022, respectively. Interest expense related to the Revolver totaled $0.1 million and $3 thousand, respectively, for the three months ended September 30, 2021 and 2022. Interest expense for the nine months ended September 30, 2021 and 2022 was $0.5 million and $0.3 million, respectively.

To obtain the Revolver, the Company was required to pledge collateral in the form of the Company’s deposit accounts and intangible assets and maintain a cash deposit with the lender of $7.0 million. The Company was not in compliance with the covenants on the Revolver at September 30, 2022. The Company repaid the Revolver in full in July 2022 and has not subsequently drawn on the Revolver. The Company is working with its lender to modify the covenants.

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

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities.
●	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The sensitivity of the fair value measurement to changes in unobservable inputs may result in a significantly higher or lower measurement.

Level 1 investments consist of valuation of its Warrants as discussed above. The carrying values on the condensed consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, other liabilities, and debt approximate fair values due to their short-term maturities. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test and in determining the value of the Inspirato LLC Warrants for the nine months ended September 30, 2021.

(10) Loss per share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method. EPS for the three and nine months ended September 30, 2021 was adjusted as a result of the recapitalization, see Notes 2 and 3 for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

	(in thousands except per share amounts)
Numerator
Net loss attributable to Inspirato Incorporated	$(9,119)	$(3,105)	$(13,599)	$(17,474)
Denominator
Basic and diluted weighted average common units and Class A shares outstanding	105,503	55,192	105,503	50,015
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share	$(0.09)	$(0.06)	$(0.13)	$(0.35)

The following securities were anti-dilutive for the three and nine months ended September 30, 2021 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

	(in thousands)
Restricted stock units	—	5,366	—	3,688
Stock options	7,873	6,748	8,057	7,241
Preferred warrants	509	—	509	78
Common stock warrants	—	8,625	—	8,113
Profit interests	9,280	—	9,280	1,428
Anti-dilutive securities	17,662	20,739	17,846	20,548

The Company’s Class V Common Stock is neither dilutive nor anti-dilutive for the period presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share.

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms. The Company determines if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2022, or lease commencement, which is the date when the underlying asset is made available for use by the lessor. Active leases have initial terms ranging from 3 to 15 years, and generally contain extension options at the approval of both parties. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue on the condensed consolidated statement of operations.

The following table details the composition of operating lease expense for the three and nine months ended September 30, 2022

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022

	(in thousands)
Operating lease expense	$22,240	$60,035
Variable lease expense	218	1,411

As of September 30, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows:

Operating leases
(in thousands)
Remainder of 2022	$21,483
Year ending December 31, 2023	74,208
Year ending December 31, 2024	51,760
Year ending December 31, 2025	42,693
Year ending December 31, 2026	35,369
Thereafter	71,246
Total minimum lease payments	296,759
Less: interest expense	(35,528)
Present value of lease obligations	261,231
Less: current lease obligations	(70,566)
Long-term lease obligations	$190,665

As previously reported in the Company’s audited financial statements for the year ended December 31, 2021 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Years ending December 31,	Amount
(in thousands)
2022	$69,329
2023	58,744
2024	37,850
2025	28,203
2026	20,345
Thereafter	25,716
Total	$240,187

The following table presents additional information about our lease obligations as of September 30, 2022:

As of September 30, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.25

Weighted-average discount rate:
Operating leases	5.09%

The following table presents supplemental cash flow information for the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,573

(12) Commitments and Contingencies

Litigation

The Company may be named as a defendant in various actions and proceedings arising in the normal course of business. The Company believes that the impact of any such matters will not have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows. As of September 30, 2022, the Company had no significant pending or threatened litigation.

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

In September 2019, the existing surety bond agreement, which was scheduled to expire on March 1, 2020, was replaced with a new agreement that removed the individual indemnitors leaving only a corporate indemnity and removing the interest payable requirement. This agreement has been renewed on a yearly basis from September 2020 onwards.

(13) Warrants

The Company is party to issued and outstanding Warrants to purchase its Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of September 30, 2022, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants are exercisable for one share of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within accrued liabilities on the condensed consolidated balance sheets because the Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. As of September 30, 2022, the Public Warrants had a fair value of $2.1 million. For the three and nine months ended September 30, 2022, a gain of $3.5 million and loss of $3.0 million, respectively, was recorded in warrant fair value gains and losses in the condensed consolidated statements of comprehensive loss.

(14) Equity of Inspirato, LLC

For periods prior to the Business Combination, Inspirato LLC had equity-based compensation described in Note 15, below. As discussed in Note 3, holders of the Inspirato LLC equity received Class A Common Stock or Class V Common Stock and New Common Units, pursuant to the terms of the Business Combination. The Company recast the units outstanding related to the Historical Inspirato LLC Equity prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement.

(15) Equity Based Compensation

Unit Option Plan

Prior to the Business Combination, the board of Inspirato LLC maintained an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units, to Inspirato LLC’s employees, directors and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in connection with the Business Combination and no new equity awards may be issued thereunder; provided, however, that the Unit Option Plan continues to govern the terms and conditions of outstanding awards under the Unit Option Plan as of the time of its termination. Prior to the Unit Option Plan’s termination, Inspirato LLC only granted options under the Unit Option Plan. Options under the Unit Option Plan were granted at a price per unit equal to the fair value of the underlying common units at the date of grant. Options under the Unit Option Plan generally have a 10-year contractual term and vest over a three-year to five-year period starting from the date specified in each applicable option agreement.

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

There were no grants made during the nine months ended September 30, 2022.

As of September 30, 2022 option expense remaining to be recognized was $0.8 million and will be recognized over the next seven years. There were 7.9 million and 5.9 million shares of Class A Common Stock subject to outstanding options at September 30, 2021 (based on retroactive adjustment for the Exchange Ratio) and 2022, respectively. No and 1.8 million options were exercised during the three months ended September 30, 2021 and 2022, respectively, as well as the nine months ended September 30, 2021 and 2022, respectively.

Profits Interests

Prior to the Business Combination, Inspirato LLC granted awards of profits interests to certain key employees. In connection with the Business Combination, the profits interests were treated like other units in Inspirato LLC with respect to the consideration received as part of the Business Combination. Profits interests have been issued to certain executives. Each award of profits interests vests over the time period set forth in each individual profits interest award agreement underlying the award, subject to the applicable executive’s continued service. If an executive terminated service, any unvested profits interests held by such executive would be forfeited to Inspirato LLC. If Inspirato LLC experienced a “deemed liquidation event,” all of the then-outstanding and unvested profits interests would accelerate and fully vest upon a change of control event. Profits interests were non-voting profits interest incentive units pursuant to individual award agreements, which set forth such additional terms and conditions, including the vesting and forfeiture terms. The profits interests participate in the distributions upon vesting of the units. At both December 31, 2021 and September 30, 2022, there were 9.3 million as-converted profits interests issued and outstanding, and $0.8 million in profits interest expense remained to be recognized as of September 30, 2022. No profits interests have been issued since the consummation of the Business Combination.

2021 Plan

In connection with the Business Combination, Thayer’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon the consummation of the Business Combination. Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance awards to employees, directors and consultants. Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 15,900,000 shares of Class A Common Stock plus (ii) any shares subject to stock options or other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 7,453,734 shares of Class A Common Stock. The 2021 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2021 Plan on the first day of each fiscal year beginning with the 2022 fiscal year, equal to the least of: (x) 19,900,000 shares of Class A Common Stock, (y) 5% of the total number of shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year and (z) such lesser amount determined by the 2021 Plan’s administrator. The 2021 Plan provides that the evergreen provision will operate only until the 10th anniversary of the earlier of the board or stockholder approval of the 2021 Plan. The RSUs are unvested and subject to each employee’s continued employment with the Company. The vesting start date for RSUs issued to existing employees as part of the first grant is January 1, 2022. Subsequent RSU grants have a vesting start date equal to the RSU grant date. Once granted, the RSUs vest over a period of three to four years. RSUs typically have a cliff vesting of one-third and one-fourth of the grant amount for three-year and four-year vesting periods, respectively, and continue to vest quarterly thereafter. The term of each RSU is stated in the individual respective agreement, provided, however, that the term is no more than 10 years from the date of the grant thereof.

At September 30, 2022 there was $28 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average of 3.2 years.

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

As of September 30, 2022, Inspirato Incorporated owned 44% of the outstanding New Common Units. The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. For the period February 11, 2022 through September 30, 2022, 58.3% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the three and nine months ended September 30, 2022, the Company issued 4,513,864 shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following table summarizes the changes in ownership of Inspirato LLC for the period beginning February 11, 2022 and ending September 30, 2022 (see Note 3) excluding unvested profits interests.

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Continuing Inspirato Members subject to vesting	Total

	(in thousands)
Recapitalization	46,832	66,945	2,836	116,613
Conversion of Class V to Class A	4,514	(4,514)	—	—
Vesting of profits interests	—	911	(911)	—
End of period	51,346	63,342	1,925	116,613

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service (IRS) annual limitations. The Company matches 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. Costs incurred in connection with the Plan were minimal for the nine months ended September 30, 2021 and 2022. The Plan provides for the Company to make a discretionary matching contribution. Total contributions to the Plan totaled $0.7 million and $1.2 million for the nine months ended September 30, 2021 and 2022, respectively.

(18) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2021 and September 30, 2022, balances due from related parties for these arrangements totaled $0.4 million and $0.2 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

Under the property usage agreements, Inspirato LLC pays Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the nine months ended September 30, 2021 and 2022, Inspirato recognized $2.5 million and $2.0 million, respectively, in related party expense related to these agreements. At December 31, 2021 and September 30, 2022, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives whereby Inspirato LLC pays those executives a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for the nine months ended September 30, 2021 and 2022 total $0 and $40 thousand, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2022, as amended on March 11, 2022. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

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

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes 509 private luxury vacation homes available to our subscribers, and accommodations at 392 luxury hotel and resort partners in more than 233 destinations around the world as of September 30, 2022. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises and other experiences and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of affluent travelers and drive exceptional customer satisfaction.

In the third quarter 2022, the Company developed two new product offerings: Inspirato for Good and Inspirato for Business. Inspirato for Good is our turnkey solution for nonprofit fundraising; Through this new platform, the Company partners with nonprofit organizations to offer luxury travel packages (consisting of an Inspirato subscription and luxury vacation) at live and silent auctions, paddle raises, and other giving channels. Inspirato for Business represents a new business-to-business channel whereby the Company provides subscription and travel products directly to businesses seeking to provide luxury accommodations and services to their staff and business partners. We believe both Inspirato for Good and Inspirato for Business will significantly expand our target addressable market and accelerate growth at a lower customer acquisition cost.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, with Inspirato LLC identified as the accounting acquirer of Thayer. Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the business combination, the unitholders of Inspirato LLC have a majority of the voting power of the combined company, Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by an eight-person board of managers designated by Inspirato Incorporated and the Continuing Inspirato Members. Upon the Closing, shares of Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO.” As Inspirato LLC’s management team and business operations comprise Inspirato Incorporated’s management and operations, Inspirato Incorporated has and continues to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect we will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

The UP-C organizational structure allowed Continuing Inspirato Members to retain their equity ownership in Inspirato LLC. Each Continuing Inspirato Member also holds a number of shares of Class V Common Stock equal to the number of New Common Units of Inspirato LLC held by such Continuing Inspirato Member. Class V Common Stock has no economic value but entitles the holder thereof to one (1) vote per share at any meeting of the shareholders of Inspirato Incorporated. Those institutional investors in Inspirato LLC who, prior to the Business Combination, held Inspirato LLC units through a blocker (“Blocker Shareholders”), by contrast, hold their equity ownership in Inspirato Incorporated in the form of Class A Common Stock. This structure allows the Continuing Inspirato Members to continue to realize the tax benefits associated with their ownership in an entity that is treated as a partnership for U.S. federal income tax purposes, as well as to provide potential future tax benefits to Inspirato Incorporated (85% of which the Continuing Inspirato Member will benefit from pursuant to the Tax Receivable Agreement), which are expected to arise when the Continuing Inspirato Member ultimately exchange their New Common Units and Inspirato Incorporated Class V Common Stock for Class A Common Stock.

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

In connection with the Closing, the Company raised $90 million of gross proceeds. The Company additionally incurred $25 million in transaction costs during the nine months ended September 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statements of operations and comprehensive loss. The total net cash proceeds to the Company was $66 million. We intend to use the net proceeds for future capacity expansion, general corporate purposes and to meet our working capital needs.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions and Active Subscribers

We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscriptions as subscriptions as of the measurement date that are paid in full, as well as those for which we expect payment for renewal. Active Subscribers are subscribers who have one or more Active Subscription(s). As of September 30, 2021 and September 30, 2022, we had 13,192 and 14,768 Active Subscribers, respectively.

At September 30, 2021, we had 14,074 Active Subscriptions which consisted of 10,624 legacy Inspirato Club subscriptions, 2,376 Inspirato Pass subscriptions, and 1,074 Inspirato Club subscriptions. At September 30, 2022, we had 16,259 Active Subscriptions

which consisted of 9,786 legacy Inspirato Club subscriptions, 3,834 Inspirato Pass subscriptions, 30 Inspirato Select subscriptions, and 2,609 new Inspirato Club subscriptions.

Legacy Inspirato Club subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for new Inspirato Club subscriptions. Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual, annual and multi-year contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Beginning in June 2022, Inspirato Select subscriptions became available in annual and multi-year contracts. Inspirato Select memberships consist of club dues and sharable vacations purchasable in predetermined bundle sizes. Subscription revenue contributed approximately 41% of our total revenue for the nine months ended September 30, 2022.

Annual Recurring Revenue

We believe that Annual Recurring Revenue (“ARR”) is a key metric to measure our business performance because it is driven by our ability to acquire Active Subscriptions and to maintain our relationship with existing subscribers. ARR represents the amount of revenue that we expect to recur annually, enables measurement of the progress of our business initiatives and serves as an indicator of future growth. ARR should be viewed independently of revenue and deferred revenue and is not intended to be a substitute for, or combined with, any of these items.

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate, without regard to any potential impact from promotions and discounts that may be offered from time to time, for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are legacy Inspirato Club subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain legacy subscriptions may be higher or lower than our then-current annualized subscription rate as a result of previously offered or contractual renewal rates. Our ARR was $115 million and $167 million at September 30, 2021 and September 30, 2022, respectively.

Before the launch of Inspirato Pass and the new Inspirato Club subscriptions, approximately 15% of our subscription revenue was from enrollment fees. Since the launch of those products in late 2019 and 2020, respectively, enrollment fee revenue as a percentage of subscription revenue has declined to under 1% in both the nine months ended September 30, 2021 and the nine months ended September 30, 2022. As the amount of our subscription revenue that comes from enrollment fees has declined, the difference between ARR and subscription revenue has decreased. Our subscription revenue as a percentage of total revenue decreased from approximately 42% for the nine months ended September 30, 2021, to 41% for the nine months ended September 30, 2022 in part due to increased nightly travel over the comparative quarter. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

COVID-19 Pandemic

The ongoing impact of the COVID-19 pandemic on the global economy and the extent to which it will continue to adversely impact us remains uncertain. Our financial results for the nine months ended September 30, 2021 were adversely affected by the COVID-19 pandemic, and the impact has continued into 2022. COVID-19 may continue to materially adversely impact our business operations, results of operations and liquidity in the near term. In early March 2020, as the world locked down, in order to protect our business from the near term market disruptions and the prospect of a prolonged business impact from the COVID-19 pandemic, we took action quickly to reduce costs and applied for and received a $9.4 million Paycheck Protection Program loan, which was forgiven in June 2021. While our revenue has been gradually improving since the third quarter of 2020, the extent of the recovery is uncertain and will be largely dependent on the resurgence of cases relating to the spread of new variants and the effectiveness of COVID-19 prevention.

In particular, to reduce costs during the COVID-19 pandemic, we:

•	rebalanced our portfolio and actively managed lease expenses through negotiations with real estate owners and exercise of force majeure clauses in our leases;
•	temporarily reduced our payroll costs through layoffs and short-term salary reductions; and
•	substantially reduced discretionary expenditures.

Our rapid management of expenses, together with our existing cash position, and the PPP funds helped us prudently manage our business through the effects of the pandemic during 2020 and allowed us to invest in the business in 2021 and 2022 as travel restrictions eased and travel demands increased.

Through the course of 2021 and through the first nine months of 2022, both subscriber demand for travel and our occupancy rates increased compared to the pre-pandemic levels of 2019. Our subscriber counts also returned to pre-pandemic levels. During the height of the pandemic, while travel restrictions were at their tightest, we took measures to maintain our subscriber base. Once restrictions eased, we experienced an increase in travel demand we believe was the result of a shift in consumer prioritization of safety, and a resulting change in the way people travel, with Inspirato well positioned to benefit from these shifts. The post-pandemic recovery in the economy and in the travel industry has increased our subscription and travel revenue as a result of pent-up travel demand.

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

Cost and Expense Management

Our operating results are impacted by our ability to manage costs and expenses and achieving a balance between making appropriate investments to retain and grow subscribers while driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by bringing additional housekeeping, concierge, property management, and other services in-house above what is already in-house. We believe these opportunities will increase as our business grows and as we increase the number of properties in certain areas and thus lower the cost of revenue.

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

Seasonality

Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. In a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. Our subscription services are seasonal to the extent that interest from potential new subscribers tends to also follow travel revenue, however revenues from existing subscribers are not impacted by seasonality.

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

Subscription revenue is comprised of a one-time enrollment fee paid at the commencement and recurring dues, net of discounts and travel incentives provided to subscribers. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally cancellable at the end of the contract term. Legacy Inspirato Club subscriptions were only available as annual contracts and Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual and annual contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a subscriber. We typically bill in advance for monthly contracts and annually in advance for contracts of one year. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Enrollment fees for Inspirato Pass, Inspirato Select and Inspirato Club subscriptions are typically recognized immediately when paid. Enrollment fees earned from legacy subscriptions are recognized over the estimated life of the subscriptions of five years.

We derive our travel revenue from our travel operations, including per trip, nightly and service fees charged to our subscribers and guests per trip. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Wheels Up, Exclusive Resorts and others. Travel revenue related to stays in our residences is higher than travel revenue related to stays at our hotel partners because our residences generally have higher average nightly rates, as residences are typically larger and accommodate more guests than hotel rooms. In the nine months ended September 30, 2021, we delivered 70,017 nights in our residences and 34,799 nights in hotel rooms. In the nine months ended September 30, 2022, we delivered 87,199 nights in our residences and 53,311 nights in hotel rooms. Travel revenue is generally recognized when travel occurs and amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs.

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

Gross margin

Our gross margin may fluctuate from period to period based on the number and type of subscribers, types of trips taken and nightly rates charged. We generally expect our gross margin to increase or decrease in both the near term and long term with increases or decreases in subscriber counts, nightly rates and occupancy rates.

General and administrative

General and administrative expenses include costs related to overall operations of the Company, including executive management, finance and accounting, legal, people operations and corporate information services. General and administrative expenses also include all equity-based compensation costs related to all employees. The Company expects to continue to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and stock exchange, as well as higher expenses for corporate insurance, director and officer insurance, investor relations and professional services. Overall, the Company expects its general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

Sales and marketing

Sales and marketing expenses include costs related to the sales and marketing of our products, including personnel related costs as well as costs paid for advertising and lead generation. The Company expects its sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future.

Operations

Operations expenses include costs related to providing, acquiring and overall management of our properties as well as providing subscriber services. These costs include the cost of personnel working in our subscriber services teams, real estate development teams and the cost of subscriber benefits including lounges and events. We expect operations to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to expand its property offerings.

Depreciation and amortization

Depreciation and amortization expense primarily consist of depreciation of property and equipment including furniture and fixtures, as well as amortization of capitalized internal-use software development costs.

Technology and development

Technology and development expenses include costs related to development of our technology that supports our products, including website and app development and ongoing maintenance. These costs include the costs of personnel working on our development teams. The Company expects technology and development costs to increase on an absolute dollar basis for the foreseeable future to the extent that the Company continues to develop and expand our product offerings.

Interest, net

Interest consists primarily of interest expense incurred on the Company’s revolving credit facility and interest income earned on cash holdings.

Warrant fair value losses (gains)

Warrant fair value gains or losses consist of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at each period and the gain or loss flows through this line item.

Results of operations

The following table sets forth our results of operations for the periods presented (in thousands):

Consolidated Results of Operations for the three months ended September 30, 2021 and 2022:

					Percent
			Amount of		change
	Three Months Ended		increase		favorable
	September 30,		(decrease)		(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
Revenue	$64,824	$93,132	$28,308		44%
Cost of revenue	42,394	62,959	20,565		(49)%
Gross margin	22,430	30,173	7,743		35%
Gross margin percent	35%	32%	(3)	pp	(6)%

General and administrative (including equity-based compensation of $1,872 and $2,596, respectively)	15,530	16,934	1,404		(9)%
Sales and marketing	7,856	9,438	1,582		(20)%
Operations	6,457	10,351	3,894		(60)%
Technology and development	1,177	3,778	2,601		(221)%
Depreciation and amortization	593	812	219		(37)%
Interest income, net	(64)	(125)	(61)		(95)%
Warrant fair value (gains)	—	(3,518)	(3,518)		n/m
Other income, net	—	(447)	(447)		n/m
Loss and comprehensive loss before income taxes	(9,119)	(7,050)	2,069		(23)%
Income tax expense	—	202	202		n/m
Net loss and comprehensive loss	$(9,119)	$(7,252)	$1,867		20%

n/m - non-meaningful

pp - percentage point

Comparison of the three months ended September 30, 2021 and 2022:

Revenue. Total revenue increased $28 million from $65 million for the three months ended September 30, 2021 to $93 million for the three months ended September 30, 2022, an increase of 44%, primarily in response to the increase in demand for travel in 2022 over the same period in 2021 as a result of easing travel restrictions from the COVID-19 pandemic, as well as in response to increased marketing initiatives performed by the Company.

Subscription revenue increased $14 million from $25 million for the three months ended September 30, 2021 to $39 million for the three months ended September 30, 2022, an increase of 53%, primarily as a result of continued growth of the subscriber base and the continued growth of the Inspirato Pass and new Inspirato Club subscriptions which were launched in 2019. These new subscription products have a significantly lower enrollment fee than prior subscription products, which has contributed to an increase in overall subscription sales. Also, the new subscription products have higher per subscriber annual revenues than legacy products. We had 14,074 Active Subscriptions and 16,259 Active Subscriptions at September 30, 2021 and 2022, respectively.

Travel revenue increased by $15 million, from $40 million for the three months ended September 30, 2021 to $55 million for the three months ended September 30, 2022, an increase of 38%, primarily due to loosening of COVID-19 related travel restrictions driving an increase in travel demand.

Cost of revenue. Cost of revenue increased $21 million from $42 million for the three months ended September 30, 2021 to $63 million for the three months ended September 30, 2022, an increase of 49%. This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties also increased year over year due to the addition of new properties. Our gross margin increased $8 million from $22 million for the three months ended September 30, 2021 to $30 million for the three months ended September 30, 2022. The gross margin percentage decreased three percentage points from 35% for the three months ended September 30, 2021 to 32% for the three months ended September 30, 2022 mainly due to increased lease costs incurred at the beginning of a lease term including property set up costs, and leases having lower occupancy at the start of their lease term.

General and administrative. General and administrative expenses excluding equity-based compensation increased $0.7 million, or 5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2022. General and administrative employees were 141 and 148 at September 30, 2021 and 2022, respectively. Overall, our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system upgrades and costs incurred as a result of operating as a publicly traded company. Our equity-based compensation increased $0.7 million from $1.9 million for the three months ended September 30, 2021 to $2.6 million for the three months ended September 30, 2022, an increase of 39%, as a result of new grants made in the second quarter of 2022 for which expense was recognized over the three months ended September 30, 2022

Sales and marketing. Sales and marketing expenses increased $1.6 million from $7.9 million for the three months ended September 30, 2021 to $9.4 million for the three months ended September 30, 2022, an increase of 20% due to increased spending on television advertising, digital advertising, paid search advertising and social medial advertising as well as the hiring of additional sales and marketing team members. Sales and marketing employees were 129 and 190 at September 30, 2021 and 2022, respectively.

Operations. Operations expenses increased $3.9 million from $6.5 million for the three months ended September 30, 2021 to $10 million for the three months ended September 30, 2022, an increase of 60%, primarily due to an increase in operations staff required to service our growing customer base and increase in demand for travel. Operations employees were 298 and 349 at September 30, 2021 and 2022, respectively.

Technology and development. Technology and development expenses increased $2.6 million from $1.2 million for the three months ended September 30, 2021 to $3.8 million for the three months ended September 30, 2022, an increase of 221%, primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 33 and 95 at September 30, 2021 and 2022, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million from $0.6 million for the three months ended September 30, 2021 to $0.8 million for the three months ended September 30, 2022, an increase of 37%, primarily due to recent property and equipment purchases in conjunction with furnishing a growing lease portfolio over the three months ended September 30, 2022.

Interest income, net. Interest expense decreased approximately 95% from $64 thousand for the three months ended September 30, 2021 to $3 thousand for the three months ended September 30, 2022. This change is due to the Company’s pay-off of its Revolver early in the third quarter of 2022. Additionally, the decrease in interest expense was offset by an increase in interest income from $1 thousand for the three months ended September 30, 2021 to $51 thousand for the three months ended September 30, 2022. This change is due to the Company’s receipt of interest in relation to our cash investments.

Change in fair value of common stock warrant liability. The Company recognized a $3.5 million gain on the quarter-end fair value adjustment related to its outstanding warrant liabilities. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Gain on forgiveness of debt. The Company did not realize any gains or losses related to the forgiveness of debt during the three months ended September 30, 2021 or 2022. See Note 8 – Debt in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes consists of an estimate for foreign taxes based on exacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes as such did not record income tax expense.

Consolidated Results of Operations for the nine months ended September 30, 2021 and 2022:

					Percent
			Amount of		change
	Nine Months Ended		increase		favorable
	September 30,		(decrease)		(unfavorable)

	2021	2022	2021 to 2022

	(in thousands)
Revenue	$166,390	$258,903	$92,513		56%
Cost of revenue	110,106	167,669	57,563		(52)%
Gross margin	56,284	91,234	34,950		62%
Gross margin percent	34%	35%	1	pp	4%

General and administrative (including equity-based compensation of $2,847 and $5,429, respectively)	37,188	50,878	13,690		(37)%
Sales and marketing	19,105	30,641	11,536		(60)%
Operations	17,336	31,204	13,868		(80)%
Technology and development	2,957	9,462	6,505		(220)%
Depreciation and amortization	1,876	2,165	289		(15)%
Interest income, net	483	207	(276)		57%
Warrant fair value losses	456	3,026	2,570		(564)%
Gain on forgiveness of debt	(9,518)	—	9,518		n/m
Other income, net	—	(447)	(447)		n/m
Loss and comprehensive loss before income taxes	(13,599)	(35,902)	(22,303)		(164)%
Income tax expense	—	589	589		n/m
Net loss and comprehensive loss	$(13,599)	$(36,491)	$(22,892)		(168)%

n/m - non-meaningful

pp – percentage point

Comparison of the nine months ended September 30, 2021 and 2022:

Revenue. Total revenue increased $93 million from $166 million for the nine months ended September 30, 2021 to $259 million for the nine months ended September 30, 2022, an increase of 56%, primarily in response to the increase in demand for travel in 2022 over the same period in 2021 as a result of easing travel restrictions from the COVID-19 pandemic, as well as in response to increased marketing initiatives performed by the Company.

Subscription revenue increased by $36 million from $70 million for the nine months ended September 30, 2021 to $106 million for the nine months ended September 30, 2022, an increase of 51%, primarily as a result of continued growth of the subscriber base and the continued growth of the Inspirato Pass and new Inspirato Club subscriptions which were launched in 2019. These new subscription products have a significantly lower enrollment fee than prior subscription products, which has contributed to an increase in overall subscription sales. Also, the new subscription products have higher per subscriber annual revenues than legacy products. We had 14,074 Active Subscriptions and 16,259 Active Subscriptions at September 30, 2021 and 2022, respectively.

Travel revenue increased by $56 million, from $96 million for the nine months ended September 30, 2021 to $152 million for the nine months ended September 30, 2022, an increase of 59%, primarily due to loosening of COVID-19 related travel restrictions driving an increase in travel demand.

Cost of revenue. Cost of revenue increased $58 million from $110 million for the nine months ended September 30, 2021 to $168 million for the nine months ended September 30, 2022, an increase of 52%. This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties also increased year over year due to the addition of new properties. Our gross margin increased $35 million from $56 million for the nine months ended September 30, 2021 to $91 million for the nine months ended September 30, 2022. The gross margin percentage increased from 34% for the nine months ended September 30, 2021 to 35% for the nine months ended September 30, 2022 due largely to an increase in subscriber base and a loosening of travel restrictions allowing for an increased volume of nightly travel stays which outpaced the growth of expenses related to adding properties to our vacation portfolio.

General and administrative. General and administrative expenses excluding equity-based compensation increased $11 million from $34 million for the nine months ended September 30, 2021 to $45 million for the nine months ended September 30, 2022, an increase of 32%. General and administrative employees were 141 and 148 at September 30, 2021 and 2022, respectively. Overall, our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system upgrades and costs incurred as a result of operating as a publicly traded company. Our equity-based compensation increased $2.6 million from $2.8 million for the nine months ended September 30, 2021 to $5.4 million for the nine months ended September 30, 2022, an increase of 91%, as a result of new grants made in the second quarter of 2022 for which expense was recognized over the nine months ended September 30, 2022.

Transaction costs included in general and administrative. The Company incurred $25 million in transaction costs related to the Business Combination during the nine months ended September 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Sales and marketing. Sales and marketing expenses increased $12 million from $19 million for the nine months ended September 30, 2021 to $31 million for the nine months ended September 30, 2022, an increase of 60%, due to increased spending on television advertising, digital advertising, paid search advertising, and social medial advertising as well as the hiring of additional sales and marketing team members. Sales and marketing employees were 129 and 190 at September 30, 2021 and 2022, respectively.

Operations. Operations expenses increased $14 million from $17 million for the nine months ended September 30, 2021 to $31 million for the nine months ended September 30, 2022, an increase of 80%, primarily due to an increase in operations staff required to service our growing customer base and increase in demand for travel. Operations employees were 298 and 349 at September 30, 2021 and 2022, respectively.

Technology and development. Technology and development expenses increased $6.5 million from $3.0 million for the nine months ended September 30, 2021 to $9.5 million for the nine months ended September 30, 2022, an increase of 220%, primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 33 and 95 at September 30, 2021 and 2022, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million from $1.9 million for the nine months ended September 30, 2021 to $2.2 million for the nine months ended September 30, 2022, an increase of 15%, primarily due to recent property and equipment purchases in conjunction with furnishing a growing lease portfolio over the nine months ended September 30, 2022.

Interest income, net. Interest expense decreased 41% from $0.5 million for the nine months ended September 30, 2021 to $0.3 million for the nine months ended September 30, 2022. This change is due to the Company’s pay-off of its Revolver early in the third quarter of 2022. Additionally, the decrease in interest expense was offset by an increase in interest income from $3 thousand for the nine months ended September 30, 2021 to $81 thousand for the nine months ended September 30, 2022. This change is due to the Company’s receipt of interest in relation to our cash investments.

Change in fair value of common stock warrant liability. The Company recognized a $3.0 million loss on the quarter-end fair value adjustment related to its outstanding warrant liabilities. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Gain on forgiveness of debt. The Company realized a $9.5 million gain related to the forgiveness of debt during the nine months ended September 30, 2021. See Note 8 – Debt in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes consists of an estimate for foreign taxes based on exacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes as such did not record income tax expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operations activities primarily from subscription and travel revenue as well as our financing activities, including borrowings under our Revolver. In connection with the closing of the Business Combination, we raised $90 million of gross proceeds. Additionally, we incurred $25 million in transaction costs during the nine months ended September 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statement of operations. The total net cash proceeds to us were $66 million. On April 7, 2022, we issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million. We intend to use the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

As of September 30, 2022, we had $82 million of cash and cash equivalents, $1.7 million of restricted cash and no amounts drawn under the Revolver. In July 2022, we repaid all amounts drawn on the Revolver. We were not in compliance with the covenants on the Revolver at September 30, 2022. We are working with our lender to modify the covenants. The Revolver matures by its terms in October 2023.

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

Our future capital requirements will depend on many factors including our rate of subscriber and revenue growth, travel bookings, addition of new residences and the timing and extent of spending on residences and other growth initiatives and overall economic conditions. Providing incentives or promotions for booking travel can and has historically increased our liquidity.

We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next 12 months.

The following table sets forth general information derived from our consolidated statements of cash flows:

	For the nine months ended
	September 30,
	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$18,355	$(48,279)
Net cash used in investing activities	(2,695)	(9,865)
Net cash (used in) provided by financing activities	(846)	58,933
Net increase in cash and cash equivalents	$14,814	$789

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

Cash Flows

Cash flows provided by (used in) operating activities. Cash flow from operating activities decreased from providing $18 million for the nine months ended September 30, 2021 to using $48 million for the nine months ended September 30, 2022. This decrease was primarily due to the changes in current assets and liabilities which provided $18 million in 2021 compared to using $24 million in 2022. This was primarily the result of decreases in deferred revenue and accounts payable, in addition to increases in prepaid expenses. Increased investment in our business operations drove an increase in cash used for operating activities. Additional reasons for the decrease include an increase in members taking advantage of one-time subscription offers leading to a decrease in current deferred revenue and an increase in members utilizing credit balances on their accounts for previously paid and untaken trips that were cancelled as a result of the COVID-19 pandemic related travel restrictions.

Cash flows used in investing activities. Cash used in investing activities was $2.7 million and $9.9 million for the nine months ended September 30, 2021 and 2022, respectively. We incurred higher expenditures for leasehold improvements as the number of net new added properties to our lease portfolio increased from 60 added during the nine months ended September 30, 2021 to 107 added during the nine months ended September 30, 2022.

Cash flows (used in) provided by financing activities. Cash flow from financing activities increased from using $0.8 million for the nine months ended September 30, 2021 to providing $58.9 million for the nine months ended September 30, 2022. The primary reason for the increase was $90 million in proceeds as a result of the reverse recapitalization, partially offset by $24 million used in the payment of reverse recapitalization costs and repayments of debt.

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

The above items are excluded from our Adjusted Net Loss measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted Net Loss:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Net loss	$(9,119)	$(7,252)	$(13,599)	$(36,491)
Gain on forgiveness of debt	—	—	(9,518)	—
Warrant fair value (gains) losses	—	(3,518)	456	3,026
Adjusted Net Loss	$(9,119)	$(10,770)	$(22,661)	$(33,465)

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, interest income, taxes, depreciation and amortization, equity-based compensation expense, warrant fair value gains and losses, pandemic related severance costs, public company readiness expenses and gain on forgiveness of debt.

The above items are excluded from our Adjusted EBITDA measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022

	(in thousands)
Net loss and comprehensive loss	$(9,119)	$(7,252)	$(13,599)	$(36,491)
Interest, net	(64)	(125)	483	207
Income taxes	—	202	—	589
Depreciation and amortization	995	1,332	3,159	3,555
Equity-based compensation	1,872	2,596	2,847	5,429
Warrant fair value (gains) losses	—	(3,518)	456	3,026
Public company readiness costs	2,230	—	6,077	1,092
Gain on forgiveness of debt	—	—	(9,518)	—
Adjusted EBITDA	$(4,086)	$(6,765)	$(10,095)	$(22,593)
Adjusted EBITDA Margin (1)	(6.3)%	(7.3)%	(6.1)%	(8.7)%

(1) We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and additions to capitalized software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and additions to capitalized software, that can be used for strategic initiatives. Our Free Cash Flow is impacted by the timing of bookings because we collect travel revenue between the time of booking and 30 days before a stay or experience occurs. The following table presents the components of Free Cash Flow for the three and nine months ended September 30, 2021 and 2022.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2022	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$(1,270)	$(21,868)	$18,355	$(48,279)
Development of internal-use software	(656)	(2,258)	(919)	(2,747)
Purchase of property and equipment	(715)	(2,499)	(1,776)	(7,118)
Free Cash Flow	$(2,641)	$(26,625)	$15,660	$(58,144)

Lease Obligations

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. See Note 11 to our condensed consolidated financial statements for the nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Future minimum annual commitments under these operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2022	$21,483
Year ending December 31, 2023	74,208
Year ending December 31, 2024	51,760
Year ending December 31, 2025	42,693
Year ending December 31, 2026	35,369
Thereafter	71,246
Total minimum lease payments	$296,759

As of September 30, 2022, the Company was party to 76 leases that had not yet commenced. Future payments under these leases were $128 million at September 30, 2022.

Our Revolver, which had a balance of $13 and $0 million as of December 31, 2021 and September 30, 2022, respectively, matures in October 2023. The Company was not in compliance with the covenants on the Revolver at September 30, 2022. The Company repaid the Revolver in full in July 2022 and has not subsequently drawn on the Revolver. The Company is working with its lender to modify the covenants.

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

Except for policies described in “Note 2—Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, including the accounting policy for leases as a result of the Company adopting the FASB ASU Leases (Topic 842) on January 1, 2022, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” of the audited consolidated financial statements for the year ended December 31, 2021, which are included in our prospectus filed pursuant to Rule 424(b)(3) on May 9, 2022. For more information, please refer to “Note 2—Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Recognition

The Company recognizes revenue from monthly or annual subscription fees over time. The Company has determined that enrollment fees for subscriptions that are not substantive do not provide a material right to customers. These enrollment fees are recognized upon receipt. Legacy Inspirato club subscriptions included substantive upfront enrollment fees. These enrollment fees may have entitled the subscriber to annual dues, travel or other perks. The value of those services, estimated based on their stand-alone selling price, were deferred and recognized when those services are provided. The remaining revenue is recognized on a straight-line basis over the expected average life of these subscription types. The average estimated life of these subscriptions is five years. The option to renew is considered a material right of the customer and is treated herein as an additional performance obligation.

The calculation of the expected average life of subscriptions with substantive upfront enrollment fees is a critical estimate in the recognition of revenue associated with enrollment fees. The calculation includes certain management judgments and projections regarding the estimated period that customers are expected to remain subscribers and continue to benefit from these subscriptions along with annual renewal rates for these subscriptions. Management relies on multiple metrics to determine the average customer life. These include historical average renewal and attrition rates, expected future renewal rates and other qualitative measures obtained through market research. The Company review its estimates and assumptions with regard to the average customer life based on the Company’s projections and historical experience on an annual basis. The expected average life of subscriptions with substantive upfront enrollment fees was five years.

Revenue from travel is recognized when performance obligations are met, generally over the period of the stay.

Goodwill

Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. We have determined that we have one reporting unit. The impairment test requires that we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we then perform a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, we would compare the estimated fair value of each reporting unit to its carrying value. We determined based on the qualitative assessments that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, therefore no quantitative impairment tests were performed at December 31, 2021 or September 30, 2022 and no goodwill impairment charges were recognized during each of the three and nine months ended September 30, 2021 and 2022.

Equity-based compensation

We account for equity-based payments in accordance with GAAP for all transactions in which an entity exchanges its equity instruments for goods or services, which generally requires us to measure the cost of employee services received in exchange for an award of equity instruments in earnings based on the fair value and vesting provisions of the award on the date of grant. Forfeitures are accounted for as they occur by reversing the expense previously recognized in the period of the forfeiture.

Capitalized Software

Direct costs incurred in the development of internal-use software products are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose is probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years.

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

We make estimates, assumptions and judgments to determine our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance.

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

Recently Adopted Accounting Pronouncements

For further information on recently adopted accounting pronouncements, see Leases within Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures about Market Risk .

Our principal market risks are our exposure to interest rates and commodity risks.

Interest Rate Risk

We are exposed to interest rate risk primarily related to our outstanding debt. Changes in interest rates affect the interest earned on its total cash as well as interest paid on its debt.

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2022.

Foreign Currency Risk

We are exposed to foreign currency risk related expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the three and nine months ended September 30, 2022, our expenditures included $3.7 million and $15.6 million, respectively, in foreign currencies, primarily in Mexican Pesos and Euros. A hypothetical 100 basis points increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the section titled “Risk Factors” in Part II, Item 1A and as of the end of the period covered by this Quarterly Report on Form 10-Q, our control deficiencies are as follows:

●	We have lacked a sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the adoption and ongoing accounting for leases under ASC 842, and in the design and implementation of internal controls and have not had the necessary business processes and related internal controls. Additionally, we did not design and maintain effective controls over our financial closing and reporting processes. This material weakness resulted in the restatement of our previously issued consolidated financial statements for each of the quarterly periods ended March 31, 2022 and June 30, 2022.
●	We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to information technology general controls (“ITGCs”). Specifically, the material weaknesses relating to ITGCs are due to a lack of the design and implementation of certain ITGCs related to our financial applications and data being adequately restricted.

Remediation Plan

We have made progress toward remediation of these control deficiencies described above. We hired a number of key, appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP since this material weakness was initially identified in 2021 and we continue to recruit qualified personnel. We have engaged third-party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risk include, among others:

●	The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations and financial condition.
●	We have a history of net losses and may not be able to achieve or sustain profitability.
●	If we fail to retain existing subscribers or add new subscribers, our business, results of operations and financial condition would be materially adversely affected.
●	Our revenue growth rate has slowed, and it may not increase at the rates we anticipate in the future or at all.
●	Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence and disruptions to the global supply chain, could materially and adversely affect our business, financial condition and results of operations.
●	The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.
●	We may be unable to effectively manage our growth.
●	Our subscriber support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing subscribers and attract new subscribers.
●	We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.
●	We have limited experience with our pricing models, particularly for Inspirato Pass, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.
●	We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.

●	Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition or results of operations.
●	As a result of recognizing revenue in accordance with GAAP, our financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.
●	The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations and financial condition.
●	We rely on consumer discretionary spending and any decline or disruption in the travel or hospitality industries or economic downturn would materially adversely affect our business, results of operations and financial condition.
●	The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.
●	If we are unable to manage the risks presented by our international business model, our business, results of operations and financial condition would be materially adversely affected.
●	We have experienced and may continue to experience significant fluctuations in our results of operations, which makes it difficult to forecast our future results.
●	The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.
●	Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls or effective disclosure controls and procedures, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
●	We face risks related to our intellectual property.
●	Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.
●	Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.
●	Due to a material weakness in our internal control over financial reporting, we restated our previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which resulted in unanticipated costs and may have adversely affected investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

Risks Related to our Business and Industry

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, results of operations and financial condition.

The COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an unprecedented effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings and quarantines and lock-downs. The COVID-19 pandemic, which has required and may continue to require cost reduction measures, has materially adversely affected our operating and financial results and will continue to materially adversely impact our long-term operating and financial results. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, results of operations and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including:

●	the continued duration and scope of the COVID-19 pandemic, as well as whether and to what extent additional variants or resurgences of the virus occur (including due to the Delta, Omicron and any other variants of the virus);
●	the COVID-19 pandemic’s negative impact on global and regional economies and economic activities, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
●	the COVID-19 pandemic’s short- and long-term impact on the demand for travel and for accommodations in our markets;
●	the actions governments, businesses and individuals take in response to the COVID-19 pandemic, including quarantines, lock-downs and limiting or banning travel and/or in-person gatherings;
●	the effectiveness, availability and deployment of COVID-19 vaccines; and
●	how quickly economies, travel activity and demand for accommodations recover after the COVID-19 pandemic subsides.

In addition, we cannot predict the impact that the COVID-19 pandemic will continue to have on our business partners and third-party vendors and service providers. We may continue to be materially adversely impacted as a result of the material adverse impacts our business partners and third-party vendors suffered previously and may suffer now and in the future. To the extent the COVID-19 pandemic continues to materially adversely affect our business, results of operations and financial condition, it may also have the effect of heightening many of the other risk factors described herein.

We have a history of net losses and may not be able to achieve or sustain profitability.

We, Inspirato Inc., incurred net losses of $9.1 million and $3.1 million for the three months ended September 30, 2021 and 2022, respectively. We incurred net losses of $14 million and $17 million for the nine months ended September 30, 2021 and 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $229 million. Our accumulated deficit and net losses historically resulted primarily from the substantial investments required to grow our business. We have invested significantly in efforts to grow our subscriptions, introduce new or expanded offerings, increase our marketing spend, expanded our operations and hire additional employees. In 2021 and thereafter, we incurred significant costs related to the Business Combination and operating as a public company after the consummation of the Business Combination. We expect to continue making significant investments in our business in the future. These efforts may prove more expensive than currently anticipated, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In particular, the impacts of the COVID-19 pandemic on our business have also contributed to the losses incurred during 2020 and 2021 and we expect the ongoing economic impact from the COVID-19 pandemic to have a material adverse impact on our revenue and financial results for 2022. We cannot predict the future or long-term effects of the COVID-19 pandemic on our business or operations or the ways that the pandemic or a future public health crisis may fundamentally alter the travel and hospitality industries. Adverse macroeconomic and geopolitical conditions have impacted our business and may impact us in future periods. These conditions include but are not limited to the Russian invasion of Ukraine, inflation, labor shortages, fluctuations in fuel prices, changes in governmental regulations, foreign currency fluctuations, rising interest rates and reduced consumer confidence resulting in lower consumer spending.

If we fail to retain existing subscribers or add new subscribers, our business, results of operations and financial condition would be materially adversely affected.

We have experienced significant subscriber growth over the past several years, particularly with respect to Inspirato Pass. Our continued business and revenue growth is dependent on our ability to retain existing subscribers and add new subscribers, and we cannot be sure that we will be successful in these efforts or that subscriber retention levels will not materially decline. There are a number of factors that could lead to a decline in subscribers or that could prevent us from increasing our subscribers, including:

●	our failure to deliver offerings that subscribers find attractive;
●	our ability to achieve and sustain market acceptance, particularly with respect to Inspirato Pass;
●	harm to our brand and reputation;
●	pricing and perceived value of our offerings;
●	subscribers engaging with competitive products and services;
●	problems affecting subscribers’ experiences;
●	a decline in the public’s interest in luxury travel;
●	deteriorating general economic conditions or a change in consumer discretionary spending preferences or trends, including inflation and increases to federal interest rates in response;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions; and
●	events beyond our control such as the COVID-19 pandemic, other pandemics and health concerns, increased or continuing restrictions on travel, immigration, trade disputes and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters and the impact of climate change on seasonal destinations.

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

As a result of these factors, we cannot be sure that our subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in subscriber levels could have an adverse effect on our business, financial condition and operating results.

Our revenue growth may not increase at the rates we anticipate in the future or at all.

We have experienced significant revenue growth in the past; however, there is no assurance that historic growth rates will continue. For the three and nine months ended September 30, our revenue increased significantly from 2021 to 2022, primarily due to the increased demand for travel in due to easing COVID-19 pandemic restriction and pent-up demand for travel. Our future revenue growth depends on the growth of supply and demand for our offerings, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of factors, including:

●	the COVID-19 pandemic and its impact on the travel and accommodations industries;
●	our ability to retain and grow our number of subscribers;
●	our ability to retain and grow the number of luxury accommodations and experiences we offer;

●	events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters and the impact of climate change on seasonal destinations;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions and current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence;
●	competition;
●	the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, and/or subscribers, including changes in tax, short-term occupancy and other laws;
●	the attractiveness of our offerings to current and prospective subscribers, including the degree to which we correctly anticipate trends in consumer travel preferences;
●	the level of consumer awareness and perception of our brand;
●	the level of spending on sales and marketing to attract subscribers;
●	our ability to grow new offering tiers, such as Inspirato Pass and Inspirato Select, and to deepen our presence in certain geographies;
●	timing, effectiveness and costs of expansion and upgrades to our platform and infrastructure; and
●	other risks described elsewhere in this Quarterly Report on Form 10-Q.

A softening of demand, whether caused by events outside of our control, such as COVID-19, rising interest rates, reduced consumer confidence, changes in subscriber preferences or any of the other factors described above or in this Quarterly Report on Form 10-Q, will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations and financial condition would be materially adversely affected.

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

Additionally, on February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions and export controls being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. The conflict between Russia and Ukraine, including related economic sanctions, could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business. We cannot predict the impact of these sanctions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation and cyber disruptions or attacks. Any such disruptions or resulting sanctions may adversely affect our business, but as we do no business with Russia and/or Ukraine, no such disruptions as a result of Russia’s military invasion of Ukraine have yet to do so.

The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our current or potential competitors include global hotel brands, regional hotel chains, independent hotels, online travel agencies and home-sharing and rental services and short term/vacation rental. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our offerings. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs or reduced market share.

We believe we compete primarily on the basis of the quality of our residences, the variety and attractiveness of our residences, the quality of our subscribers’ experience through our concierge and planning services and other subscriber service and brand identity. Competitive factors in our industry are subject to change, such as the increased emphasis on cleaning and social distancing due to the COVID-19 pandemic. If subscribers choose to use other competitive offerings in lieu of ours, our revenue could decrease, and we could be required to incur additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.

In addition, some of our current or potential competitors, such as major hotel brands, are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, well-established loyalty programs, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. Moreover, the hospitality services industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive industry. Consolidation amongst our competitors will give them increased scale and may enhance their capacity, abilities and resources, as well as lower their cost structures. In addition, our current or potential competitors may have access to larger developer, landlord or customer bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or landlord or customer requirements. Furthermore, because of these advantages, existing and potential landlords and subscribers might accept our competitors’ offerings, even if our offerings are superior in other regards. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We may be unable to effectively manage our growth.

We have experienced rapid growth, and we continue to pursue rapid growth in existing and new markets throughout the world. Our business is becoming increasingly complex due in part to the continued rapid evolution of the hospitality industry, the ongoing COVID-19 pandemic, our expansion into new markets, the increasing number of residences and hotels within our portfolio and changing local and national regulatory requirements. This increased complexity and rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We may need to increase headcount and hire additional specialized personnel in the future as we pursue our growth objectives. For example, we may need to hire, train and manage additional qualified data scientists, website and app developers, software engineers, financial operations and accounting personnel and sales and marketing staff to properly manage our growth. When we enter or expand operations in a particular city, we may also need to hire a substantial number of staff to effectively manage the new operations, including staff to research local laws and regulations and monitor legal compliance. If our new hires are not available when needed or perform poorly, or if we are unsuccessful in hiring, training, managing and integrating new employees or if we are unsuccessful in retaining existing employees, we may not be able to meet our business and growth objectives.

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

Our local support is performed by a combination of our internal teams and third-party service providers. We rely on our internal teams and these third parties to provide timely, responsive and high-quality service to our subscribers. Reliance on these third parties requires that we provide proper guidance for their employees, maintain proper controls and procedures for interacting with our subscribers, and ensure acceptable levels of quality and subscriber satisfaction are achieved.

We rely on information provided by subscribers and are at times limited in our ability to provide adequate support or help subscribers resolve issues due to our lack of information or control of local third-party staff. To the extent that subscribers are not satisfied with the timeliness, responsiveness or quality of our support, we may not be able to retain subscribers, and our reputation and brand, as well as our business, results of operations and financial condition, could be materially adversely affected.

Providing support that is timely, responsive and high-quality is costly, and we expect such cost to continue to rise in the future as we grow our business.

We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.

We continually pursue entering into additional leases, adding residences to existing leases, and renewing and extending current leases as well as other occupancy arrangements with property owners, resorts, hotels and developers. If we fail to secure or renew leases or other occupancy arrangements for attractive luxury properties, resorts and hotels, we will not be able to expand our portfolio of locations and may not achieve our growth and financial forecasts.

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

Even where we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property at the time provided for, or we may encounter other unforeseen delays, such as constructions delays in the case of new developments or in preparing the property for initial subscriber stays. Many newly leased properties become available for subscriber stays only after a considerable period of time, which increases the risk of unforeseen delays in recognizing revenue from such properties. In addition, the success of any new property will depend on our ability to integrate it into existing operations and successfully market it to our subscribers. Newly leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord or otherwise may not provide their anticipated benefits.

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

We have limited experience with our pricing models, particularly for Inspirato Pass and Inspirato Select, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.

We generate revenue primarily from travel bookings and subscriptions to our Inspirato Club and Inspirato Pass offerings. Our subscriptions provide varying degrees of travel booking rights, and additional bookings and travel-related services are available on an ad-hoc basis. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and other travel-related services, particularly with respect to our newer offerings such as Inspirato Pass, which launched in 2019 and experienced significant disruption in 2020 due to the COVID-19 pandemic. As the markets for our offerings mature, as we create new offerings or as new competitors introduce competing offerings, we may be unable to attract new subscribers or retain existing subscribers at the same price or based on the same pricing model as we have used historically.

We also have limited experience in determining complementary offerings to provide in conjunction with our subscription plans and which to offer as add-on offerings. Our limited experience in determining the optimal manner in which to bundle our various offerings could reduce our ability to capture the value delivered by our offerings, which could adversely impact our business, results of operations and financial condition.

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

Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition or results of operations.

Our business depends on our reputation and the strength of our brand as a provider of luxury accommodations and experiences. We believe that the strength of our brand is particularly important to our ability to attract and retain subscribers and to compete for attractive new properties. Many factors can affect our reputation and the value of our brand, including our level of service, safety of our subscribers, our approach to health and cleanliness, publicized incidents in or around our properties, ability to protect and use our brand and trademarks, levels of marketing, and the prevalence of other luxury accommodations and experiences in the destinations we serve. In addition, our brand and reputation could be harmed if we fail to act responsibly or we are perceived as not acting responsibly or if we fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof in a number of other areas such as safety and security, data security, privacy practices, provision of information about users and activities on our platform, sustainability, human rights, diversity, non-discrimination and support for employees and local communities.

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

Our brand and reputation may suffer as a result of any failure to provide service to our subscribers that is commensurate with their expectations. Subscriber complaints or negative publicity about our company, properties, experiences or services could diminish subscribers’ confidence in us or our brand and impair our relationships with landlords, regulators and other governmental authorities, third-party partners, and others that are important or impactful to our business. Effective subscriber service requires significant personnel and technology expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train subscriber service representatives properly could compromise our ability to provide travel and experiences that are acceptable to our subscribers. We also rely on third-party companies to provide some subscriber services, including trip planning assistance, concierge services, daily housekeeping and related property services. We do not directly control these companies or their personnel. Negative publicity related to any of our third-party partners, including publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. We may also be the subject of blog, social media or forum postings that include inaccurate or negative statements about our properties or services or our business in general that create negative publicity. Any deterioration of our brand could adversely impact our business, financial condition or results of operations.

As a result of recognizing revenue in accordance with GAAP, our financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.

We experience a difference in timing between when a booking is made for travel and when we recognize revenue, which occurs over the period of stay commencing upon check-in. The effect of significant downturns in bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. Our booking metrics are also not necessarily reflective of revenue in a specific time period as a result of potential cancellations and/or rebooking between the original booking and check-in date. For example, the COVID-19 pandemic resulted in cancellations of bookings and those bookings were not recognized as revenue until the trips were rebooked and subsequently taken.

The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations and financial condition.

One element of our growth strategy is to acquire businesses. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations and financial condition could be materially adversely affected.

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. Any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations and financial condition. Acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technology platforms or offerings of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays and failure to execute on the intended strategy and synergies;
●	failure of the acquired businesses to achieve anticipated revenue, earnings or cash flow;
●	diversion of management’s attention or other resources from our existing business;
●	our inability to maintain the business relationships of acquired businesses;
●	uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;

●	unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including short-term occupancy and tax laws;
●	difficulties in or costs associated with assigning or transferring to us the acquired companies’ intellectual property or its licenses to third-party intellectual property;
●	inability to maintain our culture and value, ethical standards, controls, procedures and policies;
●	challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP; and
●	potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, business relationships or intellectual property, are later determined to be impaired and written down in value.

We rely on consumer discretionary spending and any decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations and financial condition.

Our business is particularly sensitive to trends in the travel, real estate, vacation rental markets and trends in the general economy, which are all unpredictable. Travel, including accommodation, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns, recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounts for substantially all of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence have led to some decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our offerings. Such a shift in consumer behavior could materially adversely affect our business, results of operations and financial condition. Our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations.

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

If we are unable to manage the risks presented by our international business model, our business, results of operations and financial condition would be materially adversely affected.

We have leased properties, work with hotel and resort partners and offer Inspirato Only Experiences around the world and continue to expand our operations. Currently, we feature destinations in the U.S., Canada, Europe, Central and South America, the Caribbean and Oceania and plan to continue our efforts to expand internationally, including in jurisdictions where we do not currently operate to a significant degree, such as many countries in Europe, Asia, South America and Oceania. Operating in international markets also requires significant management attention and financial resources. Due to the COVID-19 pandemic, international travel restrictions and other regulations related to the pandemic are regularly and rapidly changing, causing disruptions to travel plans.

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

We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America and possibly other jurisdictions throughout the world, some of which have less developed legal systems, financial markets and business and political environments than the U.S. and therefore present greater political, legal, regulatory, economic and operational risks. We have emphasized legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of employees with regard to business ethics and compliance, anti-corruption laws and policies and many other key legal requirements; however, there can be no assurance our employees or third party service providers in such locations will adhere to our code of business conduct, anti-corruption law and policies, other Company policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation and our results of operations and cash flow.

Managing a multinational organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. We have limited operating experience in many foreign jurisdictions and are making significant investments to build our international operations. Conducting international operations subjects us to risks that we generally do not face in the U.S. These risks include:

●	costs, resources and uncertainties associated with tailoring our services in international jurisdictions as needed to better address the needs of subscribers;
●	costs and risks associated with local and national laws and regulations governing zoning, hotels and other accommodations, accessibility, property development and rental, health and safety, climate change and sustainability and employment;
●	differences in local real estate and hotel industry practices, including leasing and hotel transaction terms, that may make it difficult for us to add properties on satisfactory terms or that may require higher than expected upfront payments or other costs;
●	operational and compliance challenges caused by distance, language and cultural differences;

●	costs and risks associated with compliance with international tax laws and regulations;
●	costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the U.S. related to conducting business outside the U.S., as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;
●	being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection, use and other processing of personal data and other content, ownership of intellectual property, taxation and other activities important to our online business practices;
●	political, economic and social instability, war (including ongoing geopolitical tensions related to Russia's actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence), armed conflict or terrorist activities;
●	competition with companies that understand the local market better than we do or who have pre-existing relationships with landlords, property developers, regulators and travelers in those markets; and
●	reduced or varied protection for intellectual property rights in some countries.

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

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to fluctuate for a variety of reasons, many of which are outside of our control and difficult to predict. We experience seasonal fluctuations in our financial results. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

●	the quantity of our accommodations;
●	the timing and success of changes in amenities and services;
●	the impact of the COVID-19 pandemic or other public health crises on demand for our accommodations and on our operating expenses and capital requirements;
●	the introduction and performance of new properties, experiences, amenities, technologies and services, including how quickly new properties are ready for booking by subscribers and the degree to which we correctly anticipates trends in consumer travel preferences;
●	the timing, cost and success of advertising and marketing initiatives;
●	the amount and timing of financing activities, operating expenses and capital expenditures;
●	changes in prevailing lease rates for attractive properties and any adjustments in rental rates under existing leases;
●	changes in cash flow due to lease renewals and amendments and new lease acquisitions and property onboardings;

●	changes in cash flow due to the seasonal nature of vacation travel and the unpredictability of subscriber cancellations;
●	economic instability in major markets, such as the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, reduced consumer confidence and fluctuations in exchange rates;
●	geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions;
●	the introduction of new properties, amenities or services by our competitors;
●	declines or disruptions in the hospitality industry, particularly in cities or regions where we have significant operations;
●	changes in the timing of holidays or other vacation events;
●	unanticipated disruptions or costs due to regulatory issues, including changes in hospitality laws, hotel regulations or zoning or accessibility laws;
●	litigation and settlement costs, including unforeseen attorneys’ fees and costs;
●	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of revenue as well as accounting for leases;
●	new laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
●	other risks described elsewhere in this Quarterly Report on Form 10-Q.

Fluctuations in operating results may, particularly if unforeseen, cause us to miss projections we may have provided to the public. In addition, a significant portion of our expenses and investments are fixed and such fluctuations in operating results may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or expand our portfolio of properties or cause other unanticipated issues.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.

The hospitality industry is seasonal in nature. The periods during which our properties experience higher occupancy vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location and may change with changes in overall availability of lodging and hospitality options within a local market. Based on historical results, we generally expect our revenues to be lower in the second quarter of each year than in each of the three other quarters. In addition, the hospitality industry is cyclical, and demand generally follows the general economy on a lagged basis. The hospitality industry as a whole experienced a downturn driven by the COVID-19 pandemic but has entered into a recovery phase as vaccines and treatments become more widely available and travel restrictions abate. However, this recovery may not progress to the degree expected. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Our leases may be subject to premature termination, which can be disruptive and costly.

Our leases or management contracts may be subject to premature termination in certain circumstances, such as the bankruptcy of a developer or landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria, which we may fail or elect not to waive or cure, or, in certain leases, termination for convenience by a landlord by providing us prior notice (typically one year). Some of our leased properties have been pledged as collateral for mortgage loans entered into by the owners of the properties when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, such owners may declare bankruptcy and/or lenders could declare a default, accelerate the related debt and foreclose on the subject property. Such foreclosures or bankruptcies could in some cases result in the termination of our leases and eliminate our anticipated income and cash flows, which could have a significant negative effect on our results of operations. Landlords or other business partners may also assert the right to terminate leases or other significant contracts even where the agreements do not provide such a right. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the revenues and income we would have otherwise generated from the property. For example, if a landlord breaches a lease agreement by terminating without cause, we may choose not to or it may be financially impractical to enforce lease provisions requiring such landlord to pay an administrative fee plus the cost of relocating reservations, and we may choose to settle for a lower amount. Premature terminations of significant agreements could hurt our financial performance or our ability to grow our business.

In addition, our ability to negotiate favorable terms to extend an expiring lease or to secure an alternate location will depend on then-prevailing conditions in the real estate market, such as overall rental cost increases, competition from other would-be tenants for desirable leased spaces, our relationships with current and prospective building owners and landlords and other potential factors that are not within our control. If we are not able to renew or replace an expiring lease, we will incur significant costs related to vacating that space and developing alternative space, if any.

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

We have limited flexibility to rapidly alter our portfolio of properties and our lease commitments in response to changing circumstances. Leases require substantial time to negotiate, and there is often a significant delay between a lease signing and the availability of a property to our subscribers. In addition, our leases generally require the landlord’s consent to assign the lease or sublease the property, which may not be granted or may be granted only on unfavorable terms. Even if we are able to assign or sublease an unprofitable property, we may incur significant costs, including transaction costs associated with finding and negotiating with potential transferees, upfront payments or other inducements, costs to restore the property to our previous condition and other costs to exit the property.

Moreover, our leases contain a variety of contractual rights and obligations that may be subject to interpretation. Our interpretations of our leases are sometimes disputed by landlords, which result in expensive and disruptive litigation in some instances. For example, certain landlords have asserted breach of contract for failure to maintain a property in “substantially the same condition” and in 2020, certain landlords disputed “force majeure” clauses in relation to the COVID-19 pandemic. Similar disputes may occur in the future. Our failure to satisfy our contractual obligations in these leases could result in defaults under the leases. Any default, claim or dispute regarding our leases or our other occupancy arrangements could result in litigation, damage to our reputation, disruption of operations and our subscribers’ experiences at the affected property, a requirement that we exit the property earlier than planned and damages or other legal remedies against us, any of which could have a material and adverse effect on our business, results of operations and financial condition.

If we are unable to adapt to changes in technology, our business could be harmed.

Because the Inspirato website, custom applications supporting the Inspirato website, the Inspirato app and the algorithms we use to generate trip lists are critical to our business, and subscribers increasingly demand technology-driven features and amenities when they seek accommodations, we will need to continuously modify and enhance our services and business systems to keep pace with technological changes. We may not be successful in developing or obtaining from third parties necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses. In addition, if our properties, website or app or internal systems fail to operate effectively with future technologies, we may experience subscriber dissatisfaction, lost revenue, difficulties in providing subscriber service or adding new properties to our portfolio, or other disruptions in our operations may result, any of which could harm our business.

We may become involved in claims, lawsuits and other proceedings that could adversely affect our business, financial condition and results of operations.

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Legal proceedings can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses or liabilities. The expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change and could adversely affect our financial condition and results of operations. In particular, the international nature of our operations and the number of countries in which we operate could subject us to increased risk of litigation in foreign jurisdictions, which may be lengthier, costlier or less predictable than comparable litigation in the U.S. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our properties and result in a reduced number of properties in these areas. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms we or our landlords find acceptable in areas most vulnerable to such events, increasing operating costs, including the cost of water or energy, and requiring us or our landlords to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, we may be unable to provide properties in certain areas due to climate change, and we may lose both landlords and guests, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our hospitality employees and other subscriber services personnel are critical to our ability to add properties, maintain our properties, strengthen our reputation for subscriber service and attract and retain subscribers. If our relationship with employees in any city or key property, or within our central subscriber services function, deteriorates for any reason, our reputation, subscriber relationships and revenue may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. In addition, many of our subscriber services representatives and housekeepers who provide services to us and our subscribers are employed by third-party agencies, that we do not control. Our business and reputation could be harmed in the event of any dispute with these agencies, whether by their staff or with us or if their staff fail to provide services that meet our or our subscribers’ standards and expectations. In addition, labor costs are a significant component of our operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Our costs associated with any future governmental or regulatory orders related to COVID-19 or the current economic or geopolitical instability related to Russia’s actions in Ukraine, which remain uncertain and unpredictable, may also impact worker retention and increase costs associated with any re-training of newly hired or newly engaged workers.

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

We typically incur expenses to prepare a newly leased property for our initial subscribers and to keep our leased properties in an attractive condition. Although we attempt to have the landlord or developer bear some of the capital repair costs, we are often responsible for all or a significant portion of routine property care and maintenance. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, the terms of our leases generally require that we ensure that the spaces we occupy are kept in good repair throughout the term of the lease. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require removing all fixtures and improvements to the space and often requires repainting and other repair work. The costs associated with our onboarding, maintenance, removal and repair work are often significant and may vary from our forecasts. This is further exacerbated by interruptions to global supply chains and inflation.

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

We and the owners of our leased properties are exposed to potentially significant liabilities and compliance costs as a result of any hazardous or unsafe conditions at our properties, including under environmental, health and safety laws and regulations. These laws and regulations govern matters such as the release, use, storage and disposal of hazardous and toxic substances and unsafe or unhealthy conditions at hotels and other residential premises. Failure to comply with these laws, including any required permits or licenses, can result in substantial fines or possible revocation of the authority to conduct operations. Any impairment of our or our landlords’ authority to permit hospitality operations at our leased properties, due to these factors, could harm our reputation and revenue. We could also be liable under environmental, health and safety laws for the costs of investigation, removal or remediation of hazardous or toxic substances or unsafe or unhealthy conditions at our currently or formerly leased or managed properties, even if we did not know of or cause the presence or release of the substances or conditions and even where it is contractually the responsibility of our landlord.

The presence or release of toxic, unhealthy or hazardous substances or conditions at our properties, such as asbestos, mold, radon gas or lead, could result in governmental investigations and third-party claims for personal injury, property or natural resource damages, business interruption or other losses and costly disputes with our landlords and subscribers. We may encounter claims, governmental investigations and potential enforcement actions about property conditions and related matters in the future. These claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our business, reputation, results of operations and financial condition. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations.

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition, and we do not undertake to independently verify the safety, suitability or condition of the properties we lease. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our subscribers may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations and financial condition could be materially and adversely affected.

Operating as a public company will require us to incur substantial costs and will require substantial management attention. In addition, key members of our management team have limited experience managing a public company.

As a public company, we will face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (see the risk factor below titled “Our management has identified material weaknesses in their internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.”), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. In addition, we may be subject to shareholder or stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of Inspirato. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

The following material weaknesses remain unremediated as of September 30, 2022:

●	We have lacked a sufficient number of personnel with the appropriate level of knowledge and experience in the application of GAAP, including the adoption and ongoing accounting for leases under ASC 842, and in the design and implementation of internal controls and have not had the necessary business processes and related internal controls. Additionally, we did not design and maintain effective controls over our financial closing and reporting processes. This material weakness resulted in the restatement of our previously issued consolidated financial statements for the Non-

Reliance Periods to correct errors that resulted from (i) the incorrect application of ASC 842 with respect to the assessment of right-of-use assets and lease liabilities and (ii) the under accrual of liabilities and property-related and other expenses as of March 31, 2022 and the over accrual as of June 30, 2022.
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

Risks Related to Our Organizational Structure

Our principal asset is our interest in Inspirato LLC, and we are dependent upon Inspirato LLC and its consolidated subsidiaries for our results of operations, cash flows and distributions.

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

Exchanges or redemptions of New Common Units for cash or shares of our Class A Common Stock are expected to produce favorable tax attributes for the Company. When the Company acquires New Common Units from Continuing Inspirato Members through these exchanges or redemptions, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis may also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. Under the Tax Receivable Agreement, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations as described below are taken into account.

In connection with Business Combination, we entered into the Tax Receivable Agreement. Under the Tax Receivable Agreement, we generally will be required to pay to the Blocker Shareholders or Continuing Inspirato Members, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in Inspirato LLC’s assets resulting from the sale of New Common Units for the consideration paid pursuant to the Business Combination Agreement and the exchange of New Common Units for shares of our Class A Common Stock (or cash) pursuant to the A&R Inspirato LLCA, and certain pre-existing tax attributes of the Blockers, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

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

The Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur or if, at any time, the Company elects an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon holders of New Common Units that will not benefit holders of our Class A Common Stock to the same extent as it will benefit the holders of New Common Units.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the holders of New Common Units (other than the Company and our Subsidiaries) that will not benefit the holders of our Class A Common Stock to the same extent as it will benefit such holders of New Common Units. We entered into the Tax Receivable Agreement with the Blocker Shareholders and Continuing Inspirato Members, which provides for the payment by us to the Blocker Shareholders or Continuing Inspirato Members, as applicable, of 85% of the tax savings that we realize as a result of increases in tax basis in Inspirato LLC’s assets resulting from the sale of New Common Units for the consideration paid pursuant to the Business Combination Agreement and the exchange of New Common Units for shares of our Class A Common Stock (or cash) pursuant to the A&R Inspirato LLCA, and certain pre-existing tax attributes of the Blockers, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Although the Company will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for Class A Common Stock.

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

If and when Inspirato LLC generates taxable income, Inspirato LLC will generally make quarterly tax distributions to each of its members, including the Company, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state and local income tax rate applicable to an individual or corporate resident of California (whichever is higher). Currently, the highest marginal federal income tax rate applicable to corporations such as the Company is significantly lower than the highest marginal federal income tax rate applicable to non-corporate taxpayers. As a result of this disparity, we expect to receive tax distributions from Inspirato LLC significantly in excess of our actual tax liability and our obligations under the Tax Receivable Agreement, which could result in the Company accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of a New Common Unit to deviate from the value of a share of our Class A Common Stock. In addition, such cash, if used to purchase additional New Common Units, could result in deviation from the one-to-one relationship between our Class A Common Stock outstanding and New Common Units held by us and our Subsidiaries unless a corresponding number of additional shares of our Class A Common Stock are distributed as a stock dividend. We may, if permitted under our debt agreements, choose to pay dividends to all holders of Class A Common Stock with any excess cash. These considerations could have unintended impacts on the pricing of our Class A Common Stock and may impose transaction costs and require management efforts to address on a recurring basis. To the extent that the Company does not distribute such excess cash as dividends on our Class A Common Stock and instead, for example, holds such cash balances or lends them to Inspirato LLC, holders of New Common Units during a period in which the Company holds such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their New Common Units and obtaining ownership of our Class A Common Stock (or a cash payment based on the value of our Class A Common Stock). In such case, these holders of New Common Units could receive disproportionate value for their New Common Units exchanged during this time frame.

Risks Related to Intellectual Property and Data Privacy

We face risks related to our intellectual property.

Our intellectual property is important to our success, and we rely on domain name registrations, registered and unregistered trademarks, copyright law, trade secret protection and confidentiality and/or license agreements with our employees, third party providers, partners and others to protect our proprietary rights. We have also applied for patent rights with respect to certain aspects of our technology. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time-consuming and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights, which could have a material adverse effect on our business, brand and results of operations.

From time to time, in the ordinary course of business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular trademark claims, against us, particularly as we expand the complexity and scope of our business. Successful claims against us could result in a significant monetary liability or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our technology contains third-party open-source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to operate as intended or could increase our costs.

Certain of our owned and third-party technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise or copy our technology.

Some open-source licenses contain requirements that could obligate us to make available source code for modifications or derivative works we creates based upon the type of open-source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we does not intend, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the use of open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming violation by us of the terms of an open-source license or ownership of what such parties believe to be their open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability or be required to seek costly licenses from third parties to continue providing our offerings on terms that may not be economically feasible, re-engineer our technology, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.

The security of data when engaging in electronic commerce is essential to maintaining consumer confidence. Among other things, we may collect subscribers’ credit card data, proof of identity and other personal information as part of the booking process. Additionally, we collect and process other personal information, such as personal information of our employees and contractors, and we process and maintain other confidential and proprietary information, such as our confidential and proprietary business information. Cyberattacks and other attempts to obtain unauthorized access to systems or data by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Because our subscribers are generally high-income or high net-worth individuals, we may be particularly attractive as a target for cyberattacks and other attacks. Security breaches and incidents may also occur due to misuse or misappropriation of subscribers’ personal data by employees or third-party contractors. Additionally, we make use of third-party service providers to store and otherwise process data on our behalf, and they face similar risks of security breaches and incidents and may suffer from security vulnerabilities or malicious code and may introduce them to our systems. Any security breach, cyberattack or other security incident, whether instigated internally or externally on our systems or third-party systems, or the perception that any such breach or incident has occurred, could significantly harm our reputation and therefore our business, brand, market share and results of operations. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or systems used in our business or a security breach or incident impacting breach of subscriber data or other data stored or processed by us or on our behalf. For example, third parties may attempt to fraudulently induce employees or subscriber services contractors, travel service provider partners or consumers to disclose usernames, passwords or other sensitive information (“phishing”), which may in turn be used to access our information technology systems or to defraud our partners or subscribers. Third parties may also attempt to take over subscribers’ accounts by using passwords, usernames and other personal information obtained elsewhere. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our business and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation and results of operations.

Our existing security measures may not be successful in preventing security breaches and other security incidents. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could gain unauthorized access to our systems and steal, modify, encrypt or otherwise render unavailable, destroy, disclose or otherwise without authorization process subscriber information, transaction data or other information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ personal information, and it is expected that these types of events will continue to occur. Although we are increasing resources to protect against security breaches and incidents, it is virtually impossible for us to entirely mitigate these risks, particularly as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers have reported an increase in cyberattack activity in connection with Russia’s activities in Ukraine. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including subscriber data we maintain. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number of our subscribers, and as the tools and techniques used in such attacks become more advanced. Additionally, the security risks we and our third-party service providers face are heightened by many of our respective employees and service providers working remotely. Security breaches or incidents, including ransomware attacks and other cyberattacks and attacks introducing other types of malicious code, could result in severe disruptions of and damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss or other unauthorized processing of subscriber, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Security breaches and cyberattacks or other security incidents, or the perception that any of these has occurred, could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory investigations and other proceedings, penalties and sanctions or cause consumers to lose confidence in our security and choose to stay with our competitors, any of which would have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits and deductibles and may not be adequate to reimburse us for all losses caused by security breaches and incidents.

We also face risks associated with security breaches and incidents affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could negatively affect consumers’ willingness to provide private information or affect online commercial transactions generally. Additionally, our subscribers could be affected by security breaches and incidents at third parties such as travel service providers. A security breach or incident impacting any such third party could be perceived by consumers as a security breach or incident impacting our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

If we fail to comply with federal, state and foreign laws and regulations relating to privacy, data protection and information security, we may face potentially significant liability, negative publicity and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.

In our processing of travel transactions and information about subscribers and their stays, we receive and store a large volume of data, including personal data and other data relating to individuals. Numerous federal, state, local and international laws and regulations relate to privacy, data protection, information security and the storing, sharing, use, transfer, disclosure protection and other processing of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules. These laws and regulations relating to privacy, data protection and information security are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (the CJEU) invalidated the U.S.-EU Privacy Shield in July 2020. The GDPR requires certain measures in order for the personal data of EU residents to be transferred to the U.S. for processing. The U.S.-EU Privacy Shield was one such measure. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (SCCs) - the other widely used means for transferring data to the U.S. The CJEU opinion found the SCCs a valid basis for transfer but found that a data processor must also have in place additional safeguards to provide GDPR-level protection for EU personal data. The European Commission has issued revised SCCs to address these and other concerns, and the United Kingdom has issued new standard contractual clauses. These both are required to be implemented. The CJEU opinion and related developments have necessitated additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to further modify our data handling practices in connection with this decision or future legal challenges or related developments relating to cross-border data transfers from the European Economic Area (EEA), United Kingdom, Switzerland or other jurisdictions. This could result in increased costs of compliance and limitations on us and our service providers and other third parties we work with. This CJEU decision or future legal challenges also could result in Inspirato being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations or could limit our ability to collect or process personal information in Europe or other regions, may necessitate additional contractual negotiations and may serve as a basis for our personal data handling practices, or those of our service providers or other third parties we work with, to be challenged. Any of these or other changes or developments impacting cross-border data transfers could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

The number of data protection laws globally is rising as more jurisdictions explore new or updated comprehensive data protection regimes or propose or enact other laws or regulations addressing local storage of data or other matters. In Canada, numerous laws and regulations, including the Personal Information Protection and Electronic Documents Act and provincial legislation, apply to the collection, use and other processing of personal information, with potential fines, penalties and other liabilities for noncompliance. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR and has implemented legislation referred to as the “UK GDPR” that generally provides for the GDPR to be implemented in the United Kingdom. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. While the EU has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA.

In the U.S., the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and accompanying regulations were issued by the California Office of the Attorney General in June 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information and to opt-out of certain sales of personal information. On November 3, 2020, California voters approved the California Privacy Rights and Enforcement Act (the CPRA), which becomes operative January 1, 2023. The CPRA significantly modifies the CCPA and further aligns California privacy laws with the GDPR.

Similar legislation has been proposed or adopted in other states. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the similar Colorado Privacy Act on June 8, 2021, which will become effective on July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, which will become effective on December 31, 2023; and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring, which will become effective on July 1, 2023. These state laws in Virginia, Colorado, Utah and Connecticut share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear. Additionally, the U.S. federal government is contemplating privacy legislation.

We will need to closely monitor developments, including enforcement actions or private litigation under the GDPR, CCPA, CPRA and other laws to determine whether we will need to modify our data processing practices and policies, which may result in us incurring additional costs and expenses in an effort to comply.

We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security and may be subject to other actual or asserted obligations, including industry standards, relating to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security to the extent possible. However, the regulatory frameworks for privacy, data protection and information security worldwide are evolving rapidly, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to subscribers or other third parties, applicable laws or regulations or any of our other legal obligations could materially adversely affect our business.

Additionally, if third parties we work with, such as sub-processors, vendors or developers, violate applicable laws or regulations, contractual obligations or our policies - or if it is perceived that such violations have occurred - such actual or perceived violations may also have an adverse effect on our business. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure or other processing of data, or regarding the manner in which the express or implied consent of users for the collection, use, retention, disclosure or other processing of data is obtained, could increase our costs and require us to modify our business practices.

Risks Related to Our Reliance on Third Parties

We rely on partners and third-party service providers and if such third parties do not perform adequately or terminate their relationships, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with our partners and third-party service providers. For example, we use third parties to provide housekeeping services, manage our reservation systems and maintain our subscription platform. If any of our third-party providers terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we would need to find alternate providers and may not be able to secure similar terms or replace such providers in acceptable time frames. Third-party providers which do not have readily available alternate solutions in the marketplace may require internally developed products in order to maintain current functionality. Moreover, we are limited by exclusivity terms and other restrictions with certain third-party service providers which may limit our ability to enter into relationships with new or alternative third-party service providers.

Our relationships with our partners continue to shift as industry dynamics change, and our partners may be less willing to partner with us as such shifts occur. If any significant partner decided to compete with us, it could adversely impact our sales and harm our business, operating results and prospects.

Furthermore, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure.

We depend on landlords for maintenance and other significant obligations related to our properties, and any failures in this area could hurt our business.

We do not own any of our properties and manage and operate them under leases or other occupancy arrangements with third-party landlords. At certain of our properties, our subscriber units comprise only a portion of the building, and common areas and amenities are often shared with other tenants or unit owners. We depend on our landlords to deliver properties in a suitable condition and to perform important maintenance, repair and other activities that affect our operations and subscribers’ experience at certain properties. We have no control over common areas of buildings in which certain of our units are located. If our landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, our business, reputation and subscriber relationships may suffer. The nature of our rights and responsibilities under our leases may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, liability to third parties, a party’s right to terminate a lease and reimbursement for certain renovations and costs.

We seek to resolve any disagreements and develop and maintain positive relations with current and potential landlords, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation in the past and could result in litigation in the future. If any such litigation results in an adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, and our ability to operate our business could be constrained.

We incorporate technology from third parties into our technology.

We incorporate technology from third parties into our technology. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, our ability to operate some aspects of our business could be limited and our business could be harmed. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain necessary technology from third parties, we may be forced to acquire, license or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. In addition, we may be unable to enter into new agreements on commercially reasonable terms or develop our own technologies and amenities relying on or containing technology previously obtained from third parties. If alternate technology cannot be obtained, licensed or developed, we may not be able to offer certain functionality to subscribers or manage our business as we had intended, which could adversely affect our business, financial condition and results of operations.

We rely on third-party payment processors to process payments made by subscribers, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process payments made by our subscribers. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Furthermore, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, any of which could adversely affect our ability to attract and retain subscribers or disrupt our operations.

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

Our payment processors expect attestation of compliance with the Payment Card Industry Data Security Standard (the PCI-DSS). If we are unable to comply with the PCI-DSS or other applicable policies, guidelines or controls, or if our third-party payment processors are unable to obtain regulatory approval to use our services where required, our business may be harmed. For example, failing to maintain our Attestation of Compliance for the PCI-DSS could result in monthly fines or other adverse consequences until compliance is achieved and may result in increased costs of processing credit card payments, as well as potential fines, penalties and other liabilities. Existing third parties or future business partnerships may opt out of processing payment card transactions if we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our subscribers and business partners.

Risks Related to Government Regulation

Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements. Our regulatory compliance efforts are burdensome because each local jurisdiction has different requirements, including with respect to zoning, licensing and permitting, sanitation, accessibility, taxes, employment, labor and health and safety, and regulations in the industry are constantly evolving. We operate units in multiple states and international jurisdictions. Our business efficiencies and economies of scale depend on reducing variations among properties and subscriber services across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction reduce our ability to achieve economies of scale, add compliance costs and increase the potential liability for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information, consumer advertising, labor laws, accessibility, health and safety and real estate and hotel licensing and zoning requirements. Violations or new interpretations of these laws or regulations may result in penalties, disrupt our ability to operate existing properties or to develop new ones, negatively impact our subscriber relations or operations in other ways, increase our expenses and damage our reputation and business.

In addition, since we began our operations, there have been, and continue to be, regulatory developments that affect the travel industry and the ability of companies like Inspirato to offer accommodations for specified durations or in certain neighborhoods. These include short-term occupancy regulations and restrictions adopted by municipalities and homeowners’ associations where our properties are located. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could harm our business. These and other similar new and newly interpreted regulations could increase our costs, require us to reduce or even cease operations in certain locations, reduce the diversity and number of units available for us to lease and offer to subscribers and otherwise harm our business and operating results.

From time to time, we may become involved in challenges to or disputes with government agencies regarding laws and regulations. There can be no assurance that we will be successful in these challenges or disputes. Furthermore, if we were required to comply with regulations and government requests that negatively impact our relations with subscribers, our business, operating results and financial results could be adversely impacted.

Additionally, new, changed or newly interpreted or applied laws, statutes, rules, regulations or ordinances, including tax laws, could increase landlords’ compliance, operating and other costs. This, in turn, could deter landlords from renting their properties to us, negatively affect lease renewals, impair landlords’ ability or willingness to repair and maintain leased properties or increase costs of doing business. Any or all of these events could adversely impact our business and financial performance.

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

Significant judgment is required in the application of accounting guidance relating to uncertainty with respect to income taxes. If tax authorities challenge our (including Inspirato LLC’s) tax positions, any such challenges that are settled unfavorably could adversely impact our provision for income taxes. Additionally, as the Inspirato LLC Members continue to exchange their New Common Units for shares of our Class A Common Stock, we will be responsible for a greater share of the tax payments due as a result of Inspirato LLC’s operations.

Our structure and intercompany arrangements cause us to be subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which could materially adversely affect our business, financial condition, results of operations and prospects.

We are expanding our international operations and personnel to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added, withholding or revenue-based taxes, unclaimed property or other tax laws applicable to the multinational businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. If such costs are passed on to our subscribers, demand for our products and services could decrease, or there could be increased costs to update or expand our technical or administrative infrastructure, or the scope of our business activities could be effectively limited should we decide not to conduct business in particular jurisdictions.

We are subject to federal, state and local income, sales and other taxes in the U.S. and income, withholding, transaction and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development,(OECD) and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the allocation of revenues to market jurisdictions based on customer jurisdiction rather than physical presence of the provider and ensure a minimal level of taxation, respectively. These measures and corresponding tariffs in response to such measures create additional tax liabilities and uncertainty. As a result, we may have to pay higher taxes in countries where such rules are applicable.

Tax authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added or similar taxes, and we could be subject to substantial liabilities with respect to past or future sales, which could materially adversely affect our business, financial condition and results of operations.

We currently collect and remit applicable sales taxes and other applicable transfer taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that our business activities are classified as taxable. We do not currently collect and remit state and local excise, utility user, or ad valorem taxes, fees or surcharges in jurisdictions where we believe we do not have sufficient “nexus.” The application of indirect taxes, such as sales and use, value added, goods and services, business, and gross receipts taxes, to businesses that transact online, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient nexus for a state or local jurisdiction to levy taxes, fees and surcharges on sales made over the Internet, and there is also uncertainty as to whether our characterization of our traveler accommodations in certain jurisdictions will be accepted by state and local tax authorities. It is possible that we could face indirect tax audits and that one or more states, local jurisdictions or foreign tax authorities could seek to impose additional indirect or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us.

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

We are subject to the Americans with Disabilities Act, commonly referred to as the ADA, and similar laws and regulations in certain jurisdictions outside of the U.S. These laws and regulations require public accommodations to meet certain requirements related to access and use by people with disabilities. Our landlords may not have designed, constructed or implemented procedures on their properties to comply fully with the ADA or similar laws, and efforts by them or by us to achieve compliance may be costly, may delay planned openings of newly leased properties and could be disruptive to existing subscribers. Operators of websites or other online tools are also occasionally targeted by complaints that they have failed to make their sites sufficiently accessible. We may be required to expend substantial resources to remedy any noncompliance at our leased properties or in our app or website, or to defend against complaints of noncompliance, even if they lack merit. If we fail to comply with the requirements of the ADA or similar laws, we could be subject to fines, penalties, injunctive action, costly legal proceedings, reputational harm and other business effects that could materially and adversely affect our brand and results of operations.

Failure to comply with consumer protection, marketing and advertising laws, including with regard to direct marketing and internet marketing practices, could result in fines or place restrictions on our business.

Our business is subject to various laws and regulations governing consumer protection, advertising and marketing. We may encounter governmental and private party investigations and complaints in areas such as the clarity, accuracy and presentation of information on our website. In addition, our marketing activities will be subject to various laws and regulations in the U.S. and internationally that govern online and other direct marketing and advertising practices. Its marketing activities could be restricted, our subscriber relationships and revenues could be adversely affected, and our costs could increase due to changes required in our marketing, listing or booking practices or any investigations, complaints or other adverse developments related to these laws and regulations.

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations and prospects. Responding to any investigation or action will likely result in a materially significant diversion of our management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In many cases, our business activities are subject to U.S. and international import and export control laws and regulations including trade and economic sanctions maintained by the Office of Foreign Assets Control. As such, an export license may be required to export or reexport our services to certain countries and end-users, including to certain U.S. embargoed or sanctioned countries, governments and persons and for certain end-uses. If we were to fail to comply with such import or export control laws and regulations, trade and economic sanctions or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. The following developments could result in decreased use of our services by or in our decreased ability to provide our services to existing or potential end-customers with international operations: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets could adversely affect our business, financial condition and results of operations. At present, we do not have any properties within Eastern Europe or Northern Asia, and have thus, not been affected by those sanctions posed by and/or against the Russian Federation.

Risks Related to Ownership of Securities of the Company

The market price of shares of our Class A Common Stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market or political conditions, such as the ongoing geopolitical tensions related to Russia’s actions in the Ukraine and the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness incurred or securities issued in the future, (7) changes in market valuations of similar companies, (8) adverse publicity or speculation in the press or investment community, (9) announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments and (10) economic instability in major markets and geopolitical and recessionary macroeconomic conditions. In response, the market price of shares of our Class A Common Stock could decrease significantly. You may be unable to resell your shares of our Class A Common Stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

A small number of stockholders have substantial control over the Company, and this significant concentration of ownership may have a negative impact on the trading price for our Class A Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock and Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively. On February 14, 2022, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff had determined that the we had not complied with the requirements of IM-5101-2 because (i) we had not demonstrated that our Class A Common Stock complied with the minimum 400 Round Lot Holder requirement in Listing Rule 5405(a)(3) and (ii) our Warrants did not qualify for initial listing since the security underlying the Warrant, our Class A Common Stock, did not qualify. On March 9, 2022, we received a letter from the Staff of Nasdaq informing us that we had regained compliance with Nasdaq Listing Rule IM-5101-2 and that we were in compliance with the Nasdaq Global Market’s listing requirements and our securities continue to trade on Nasdaq. Even though we were able to regain compliance with the Nasdaq listing standards with respect to our Class A Common Stock and Warrants, we can provide no assurance that we can maintain compliance with those standards. Separately, on November 18, 2022, we received a notice from the Staff notifying us that we were not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file this Quarterly Report on Form 10-Q with the SEC by the required due date. Nasdaq informed us that we have until January 17, 2023 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. We can also regain compliance with Nasdaq’s continued listing requirements at any time before January 17, 2023, by filing this Quarterly Report on Form 10-Q with the SEC and continuing to comply with Nasdaq’s other continued listing requirements. Even though we intend to file with the SEC this Quarterly Report on Form 10-Q and regain compliance with Nasdaq’s continued listing requirements, we can provide no assurance that we can maintain compliance with those standards.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to Russia’s actions in the Ukraine or current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce its guidance for future periods, the market price of our Class A Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plans to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements, (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, (3) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (4) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (5) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements and proxy statements and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock, and the market price of our Class A Common Stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Thayer’s initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we qualify as a “large accelerated filer”, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter or (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

In connection with the Closing, Thayer’s existing registration rights agreement was amended and restated to: (i) provide that the Company will file a registration statement within 15 business days following the Closing to register for resale (A) the Founder Shares and shares of Class A Common Stock issuable upon exercise of the Private Warrants held by the Sponsor and (B) the shares of Class A Common Stock to be issued to the Inspirato LLC unitholders in the Business Combination; (ii) provide the Inspirato LLC unitholders with unlimited demand registration rights; (iii) provide the Inspirato LLC unitholders and the Sponsor with customary underwritten takedown rights (subject to customary priorities, minimums, frequency and quantity limits, cutbacks, deferrals and other terms); and (iv) afford each of the Inspirato LLC unitholders and the Sponsor, on a pari passu basis, “piggy back” registration rights with respect to any underwritten offerings by the other stockholders and by the Company. The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our securities.

The Company has no current plans to pay cash dividends on our common stock; as a result, stockholders may not receive any return on investment unless they sell their Class A Common Stock for a price greater than the purchase price.

We have no current plans to pay dividends on our Class A Common Stock. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions and other factors that our Board may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our Class A Common Stock. As a result, stockholders may not receive any return on an investment in our Class A Common Stock unless they sell their shares for a price greater than that which they paid for them.

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

Our Certificate of Incorporation and Bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of the Company without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

●	the division of our Board into three classes and the election of each class for three-year terms;
●	advance notice requirements for stockholder proposals and director nominations;
●	provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent;
●	restrictions on business combinations with interested stockholders;
●	in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal the bylaws or amend or repeal certain provisions of the certificate of incorporation;
●	no cumulative voting;
●	the required approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and
●	the ability of our Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our Certificate of Incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

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

Risk Related to the Restatement of our Financial Statements

Due to a material weakness in our internal control over financial reporting, we restated our previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which resulted in unanticipated costs and may have adversely affected investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

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

We have incurred unanticipated costs for accounting and legal fees in connection with the restatement of our financial statements for the Non-Reliance Periods, and we were not able to timely file this Quarterly Report on Form 10-Q. Such restatements may have the effect of eroding investor confidence in our company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the material weaknesses in our internal control over financial reporting and the related restatements may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq. For example, we received a delisting notice from Nasdaq for failure to timely file this Quarterly Report on Form 10-Q as further described in the risk factor titled “There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.” Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

We may be subject to liability claims and our insurance may be inadequate to cover our losses.

We are subject to numerous obligations in our contracts with third parties and otherwise. Despite the procedures, systems and internal controls we have implemented to comply with our contracts and avoid or mitigate various risks, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls or because of negligence or the willful act of an employee, contractor or third party. Our insurance policies may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms or at all. Further, the insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our business is subject to the risks of catastrophic events.

The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the ongoing COVID-19 pandemic), cyber-attack, war (such as Russia's actions in Ukraine) or terrorist attack, could result in significant disruptions to our business. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Although we have implemented disaster recovery arrangements, there can be no assurance that these arrangements will appropriately address all potential disaster scenarios. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our business would be impaired or we could lose critical data.

Our partners, suppliers and subscribers are also subject to the risk of catastrophic events. In those events, our ability to operate our business, as well as the demand for our offerings, may be impaired as a result of factors outside our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2022, we issued and sold the following unregistered securities:

●	Between February 28, 2022 and September 30, 2022, we issued and sold to former and current employees an aggregate of 25,411 shares of our Class A Common Stock upon the exercise of Exchanged Options at an exercise price of $0.78 per share.
●	On April 7, 2022, we issued and sold to Thayer Ventures Acquisition Holdings LLC 490,197 shares of Class A Common Stock, for a purchase price of $10.20 per share and an aggregate purchase price of $5,000,009.40, pursuant to that certain Sponsor Subscription Agreement (the “Sponsor Subscription Agreement”), dated as of February 10, 2022, by and among the Company, Thayer Ventures Acquisition Holdings LLC and Inspirato LLC. Pursuant to the Sponsor Subscription Agreement, we gave certain registration rights to Thayer Ventures Acquisition Holdings LLC with respect to the shares issued and sold thereunder.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of the securities to the recipients did not involve a public offering, or in reliance on Rule 701, because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

Inspirato Incorporated

Date: December 19, 2022	By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer and Director (Principal Executive Officer)

Date: December 19, 2022	By:	/s/ R. Webster Neighbor
R. Webster Neighbor
Chief Financial Officer (Principal Financial and Accounting Officer)