Form 10-K
period 2022-12-31
Inspirato Inc
filed 2023-03-15
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	ISPO	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	ISPOW	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of Class A common stock, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $97 million (based on the closing sales price of the registrant’s common stock on the Nasdaq Stock Market on that date). Shares of the registrant’s common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 1, 2023, the registrant had 65,287,466 shares of Class A Common Stock, 59,202,623 shares of Class V Common Stock, and 8,624,792 Warrants outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	The impact of health epidemics, including the COVID-19 pandemic, on customer demands for travel and hospitality services;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section entitled “Risk Factors.”

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I

Item 1. Business

Inspirato Incorporated and its subsidiaries (the “Company” or “Inspirato”) is an innovative luxury travel subscription company on a mission to inspire lasting memories and relationships by changing the way family and friends experience the world. Inspirato is a subscription-based luxury travel company that provides unique solutions for (i) affluent travelers seeking superior service and certainty across a wide variety of accommodations and experiences and (ii) hospitality suppliers who want to solve pain points that include monetizing excess inventory and efficiently outsourcing the hassle involved in managing rental properties.

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that, as of December 31, 2022, included 523 private luxury vacation homes available to our subscribers, and accommodations at 350 luxury hotel and resort partners in more than 225 destinations around the world. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises, and other experiences, and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge, and daily housekeeping — designed to meet the needs of affluent travelers and drive exceptional customer satisfaction.

Our portfolio of luxury vacation options is accessed through our subscription platform, which creates a frictionless booking journey for discerning travelers seeking accommodations and experiences that they know will meet their high standards. We currently offer three subscriptions, Inspirato Club, Inspirato Pass, and Inspirato Select. All three offer travelers (i) the ability to book trips of their choice within our luxury vacation portfolio up to one year in advance, (ii) the full Inspirato service experience, and (iii) access to Inspirato benefits such as member events, luxury travel agent services, and partner benefits. Importantly, Inspirato Pass subscribers enjoy the additional benefit of being able to book trips from the Inspirato Pass trip list, which is a constantly updated selection that, as of December 31, 2022, was comprised of approximately 2.1 million vacations, with no fees required beyond their subscription payments. Inspirato Select subscribers may book a set number of trips each year from the Inspirato Select trip list, which is a constantly updated selection that, as of December 31, 2022, was comprised of more than 555 thousand vacations, with no additional fees required beyond their original payments.

In addition to offering a better way to travel, Inspirato also solves critical pain points for hospitality suppliers, including luxury vacation homeowners seeking to monetize their property with rental income. For example, because Inspirato Pass does not show nightly rates, it provides an opaque distribution channel through which luxury hotels, resorts, and vacation homeowners can generate revenue from their excess inventory — unoccupied hotel rooms or vacation rentals — without undercutting rates on their own website and other brand assets, which can lead to customer complaints, refund requests, and harm to their overall brand reputations. We also have arrangements with hotels and resort partners to lease rooms under long-term agreements, providing them with fixed income for excess inventory versus uncertain occupancy-based income. We provide luxury vacation homeowners with a simplified, hassle-free ownership experience by providing a fixed monthly lease payment, expert property management services, and flexible usage benefits in exchange for leasing their home to us for inclusion within our portfolio.

Launched in 2021 as a new consumer-facing brand, Inspirato Real Estate offers an easy way to find, buy, own, and enjoy a luxury vacation home. Prospective buyers can explore a vetted collection of properties in dozens of top vacation destinations directly on the Inspirato Real Estate website. Once they decide where to buy, Inspirato Real Estate’s expert team assists them every step of the way as they select the perfect vacation home, including connecting them to a local real estate professional. Prior to closing, they receive a personalized lease overview and financial return profile including a net income projection for their chosen property. At closing, they lease their new home to Inspirato, and enjoy benefits specifically designed to remove the worry and uncertainty of luxury vacation home ownership.

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

Corporate History and Background

Inspirato was incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”); a special purpose acquisition company formed for the purpose of effecting a merger with one or more operating businesses. On June 30, 2021, Inspirato LLC entered into the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (the “Business Combination Agreement”) to become a publicly traded company through a business combination with Thayer. On February 11, 2022 (the “Closing Date”), Thayer and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement whereby amongst other transactions, a subsidiary of Thayer merged within and into Inspirato LLC with Inspirato LLC as the surviving company (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”).

The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the consolidated financial statements presented herein represent the operating results, assets and liabilities of Inspirato LLC before and Inspirato Incorporated and its subsidiaries, including Inspirato LLC, after the Closing. See Note 3 – Reverse Recapitalization in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Our Luxury Travel Subscriptions and Offerings

We currently offer three luxury travel subscriptions, Inspirato Club, Inspirato Pass, and Inspirato Select. In the third quarter 2022, we developed two new product offerings: Inspirato for Good and Inspirato for Business.

Subscriptions

Inspirato Club

Launched in 2011, Inspirato Club subscribers pay an enrollment fee and monthly or annual subscription for access to our portfolio of branded Inspirato luxury vacation homes, luxury hotels, and five-star resort partners, Inspirato Only experiences, and custom Bespoke itineraries. In addition to their monthly or annual subscription, subscribers pay members-only nightly rates to book the trips of their choice. Inspirato Club subscribers can book vacations up to one year in advance. Every Club trip includes first-class, personalized service from a team of hospitality experts, including pre-trip planning, on-site concierge, and daily housekeeping. We revenue manage these rates to achieve occupancy and average daily rate goals while also delivering value to drive subscriber satisfaction.

Inspirato Pass

Launched in 2019, Inspirato Pass subscribers pay an enrollment fee and a monthly or annual subscription that is inclusive of nightly rates, taxes, and fees for Pass trips. Inspirato Pass subscribers book Pass trips from the Inspirato Pass trip list, which is a constantly updated selection that, as of December 31, 2022 was comprised of more than 2.1 million vacations, ranging from Inspirato residences and hotel partners to custom experiences such as luxury cruises and safaris. Inspirato Pass subscribers have full access to all the benefits of Inspirato Club, including the ability to pay members-only nightly rates to book trips of their choice, access to our booking promotions, and personalized service on every trip.

Inspirato Select

Launched in 2022, Inspirato Select subscribers pay an enrollment fee and annual subscription. Inspirato Select’s hallmark benefit is the ability to book and share Inspirato Select Trips at no additional cost. Subscribers can choose from more than 555 thousand trip options, including branded Inspirato luxury vacation homes, luxury hotels, and five-star resorts. The initial subscription comes with three Inspirato Select Trips; subscribers may then purchase packages of additional trips whenever they like. Inspirato Select also provides all the benefits of Inspirato Club, including access to book a la carte travel within Inspirato’s exclusive portfolio at members-only nightly rates with five-star personalized service on every trip. Inspirato Select Trips are 100% transferrable and may be shared with others at no additional cost.

Other Offerings

Inspirato for Good

Inspirato for Good is an easy-to-use, no-commitment platform designed to help nonprofit organizations accelerate funding results. Through this new platform, we partner with nonprofit organizations to sell luxury travel packages (consisting of an Inspirato Club subscription and luxury vacation) at live and silent auctions, paddle raises, and other giving channels.

Inspirato for Business

Inspirato for Business is our new business-to-business channel through which we sell subscription and travel products directly to businesses seeking to leverage luxury accommodations to recruit, retain, and reward their employees.

Our Value Proposition

We provide exceptional vacations with outstanding value for luxury travelers (who drive demand) and attractive economics and certainty for hospitality suppliers including hotels, resorts and luxury vacation rental property owners (who drive supply).

Value Proposition for Luxury Travelers

Inspirato addresses the following core marketplace problems faced by luxury travelers:

●	Inconsistent quality of accommodations. Booking vacation residences through online platforms that are simply intermediaries for the actual property owner/manager, in contrast with booking with Inspirato where we directly manage and control the residence and deliver the experience, involves inherent uncertainty. Travelers cannot be certain of the quality of their accommodations until they enter the residence. This is an acute problem for luxury travelers who do not want to subject themselves to “vacation roulette” and a potentially poor experience that does not meet their expectations.
●	Inconsistent quality of service. High-quality personal service is a primary expectation for luxury travelers. However, luxury vacation rental properties are typically available through online booking platforms acting as intermediaries for the actual property owner/manager, rather than true hospitality brands like Inspirato with deep service expertise. As a result, professional on-site service is often unpredictable, not standardized, or only available at additional cost, resulting in a disappointing experience.
●	Anxiety regarding nightly rate value. With the proliferation of online booking sites and travel platforms, we believe it is increasingly difficult for travelers to feel confident that they obtained a “good rate” when booking luxury accommodations. In addition, real-time revenue management practices can drive rapidly changing pricing that create challenges for consumers seeking peace of mind about value. Together, these conditions can make the booking process stress-inducing, time-consuming, and ultimately an anxiety-driven and tedious comparison-shopping process.
●	Frustration with unclear and undisclosed fees. Travelers continue to express frustration with high nightly hotel rates, high resort fees, and other additional costs. Consumers often click on digital ads featuring attractive nightly rates only to later find that the real rate is significantly higher than the advertised price. The frustration has resulted in multiple lawsuits against major hotel companies as well as pushes for legislation at the state and federal levels.

Our subscription offerings are intended to solve these pain points by offering the following benefits to luxury travelers:

●	Certainty of luxury accommodations. All Inspirato subscriptions provide exclusive access to a high-quality portfolio of luxury properties that we directly manage to our high standards. For example, when we onboard luxury vacation homes into our portfolio, we typically outfit them with premium linens, kitchenware, technology, and other amenities and then refresh them at regular intervals to ensure they meet our standards. In addition, after each guest checks out from a stay, we perform a detailed walkthrough to ensure it is ready for the next arrival, thus ensuring a consistent quality experience for our members.

●	Certainty of high-quality personalized service. Inspirato is a hospitality company, rather than an online booking platform, with an expert team of dedicated professionals that offer personalized service comparable to the finest hotel and resort brands. Every Inspirato trip includes pre-trip itinerary planning, on-site concierge service, and daily housekeeping. In particular, our on-site staff are available to our subscribers to assist with their needs during their stay, to ensure we provide the level of confidence and assurance that luxury travelers expect.
●	Confidence with regard to value. We believe our subscription model and partnerships with hospitality suppliers lead to reduced rates versus comparable luxury vacation alternatives, while saving our subscribers from the hassle of scouring travel websites to confirm whether they have found the best rate or value for their stay.
●	Simple, transparent fee structure. Inspirato Pass subscribers pay a monthly subscription fee in exchange for their Pass travel and are not subject to per-trip taxes, resort fees, and other add-on charges imposed by certain hotels. This provides them with predictability and certainty regarding their travel costs and spares them the frustration of encountering unclear or undisclosed fees. Inspirato Club subscribers are charged a flat rate for taxes and fees for trips purchased a la carte.
●	Safe, private luxury residences. We believe our portfolio of private luxury residences offers a level of safety and cleanliness that traditional hospitality companies are not able to offer since private residences do not expose travelers to shared amenities such as elevators, lounges, restaurants, gyms, and pools.

Inventory Management and Expansion

Overall Approach

We are highly disciplined in our overall approach to growing and managing our luxury vacation portfolio.

●	We carefully choose new destinations, accommodations, and experiences based on market trends, booking results, subscriber feedback, and other factors to align our additions with demand.
●	We only seek to partner with hotels and resorts that align well with the Inspirato luxury hospitality brand and offer service commensurate with our own, to ensure that every trip booked through our platform meets or exceeds our subscribers’ expectations.

Managing our Residences

Since our founding over ten years ago, we have developed a highly flexible, asset-light approach to controlling and managing our residences. The central tenet of this approach is that we lease our homes, paying the owners fixed rental income, rather than buying them. Our leases typically permit us to terminate within one years’ notice, giving us the ability to remove underperforming residences as well as curate the portfolio generally in response to market opportunities and travel demand trends. Many of our leases also have a “force majeure” clause in anticipation of impossible-to-predict disruptive market events. During the COVID-19 pandemic, we were able to collaborate with our landlord partners regarding these clauses to significantly reduce operating costs.

In addition to traditional leases, we also use other flexible arrangements to secure less than approximately 10% of our residences. These include net rate and profit-sharing agreements whereby we pay the property owner based on occupancy and costs instead of fixed monthly payments.

Competitive Strengths

As an innovator within the luxury travel subscription market, we believe we have built significant barriers to entry for competitors with an array of differentiated strengths.

●	Managed and Controlled Residential Inventory. As of December 31, 2022, our selection of Inspirato residences included 523 private luxury vacation homes in 135 destinations. These residences include leased properties where we directly manage, maintain, and operate the asset, as well as resort-based properties where we work closely with resort partners to ensure an exceptional subscriber experience. By managing and controlling these assets directly, including staffing them with Inspirato team members, we are able to deliver a consistent experience comparable to top luxury hospitality resort brands, versus a “vacation roulette” experience that is dependent on the expertise and attention of the individual homeowner or a local property management company.

●	Rate and Calendar Control. We manage nightly rates and calendar availability for our residences and leased hotel inventory, without owner interference. This allows us to revenue-manage each inventory unit to (i) help maximize occupancy by ensuring our rates are competitive with comparable accommodations in the applicable market, (ii) help reduce spoilage, and (iii) leverage availability to increase subscriber engagement and retention through booking promotions, “surprise and delight” outreach, and other tactics.
●	Control Over Bookings and Property Maintenance. We control the booking calendar for the majority of our Inspirato residences, giving us visibility into actionable metrics such as how often and what times of year homes are typically used. This provides us greater control over proactive property maintenance planning and necessary repairs and upgrades. For example, we are able to more precisely plan renovations and other significant activities such as painting, flooring, and furniture updates compared to companies that don’t control the calendars for their properties.
●	Flexible Cost Structure. Our leases and other inventory agreements, as well as our overall strategic property mix, provide us with flexibility to respond to changes in travel demand and events beyond our control. For example, as of December 31, 2022, 93% of our leases included a “force majeure” clause in the event of severe unexpected business disruption. Further, in addition to leasing individual luxury vacation homes, we also lease inventory from hotel and resort partners with flexible termination provisions. Together, these approaches enable us to tailor our overall inventory cost structure to meet changing demand.
●	Expert Sales and Service Teams. We maintain an expert sales and service organization, including sales professionals to welcome new subscribers, relationship-driven Care teams to create the overall Inspirato experience, and on-site concierge teams to deliver memorable vacations. Each of these teams undergoes regular training to enrich their expertise as hospitality specialists and ambassadors of the Inspirato brand. We believe the high-quality service they deliver is a key differentiator separating Inspirato from other hospitality companies.
●	Predictable Subscription Revenue. Our subscriber base provides predictable, consistent cash flow and stability relative to many traditional hospitality and revenue models. Subscription fees generate recurring revenue. Incentives for upfront prepayment of monthly subscription fees, typically in the form of a waived enrollment fee, travel credit or a free trip, ensure that new subscribers remain customers for a minimum period of time, and enhance retention.
●	Multiple Customer Journeys. Inspirato trips can only be booked through our website, iOS application, or Care teams. They cannot be booked through online travel agencies or other third-party channels. In addition, our Care teams and on-site concierge staff help with trip planning, which is a service many hotel companies do not offer. As a result, we engage with our subscribers throughout the entire booking journey on every trip they take, from consideration, to booking, planning, in-residence, checkout, and post-trip feedback. We also engage with them through a parallel renewal journey, pro-actively marketing booking promotions, subscriber benefits, upgrade opportunities, and other aspects of our value proposition to maximize retention. We believe our deep involvement in these twin customer journeys gives us greater influence and impact over their customer experience than luxury hospitality companies that do not utilize our service approach or a subscription platform.
●	Trusted Luxury Brand, Proprietary Database. Since 2011, we have made significant investments to build a one-of-a-kind luxury hospitality brand anchored by an innovative subscription platform. At the same time, we have used data-driven marketing to build a proprietary database of over 1.1 million affluent individuals who have demonstrated interest in Inspirato as of December 31, 2022.
●	Network Effect. We believe Inspirato’s growth trajectory will benefit from a business phenomenon referred to as the “network effect.” Network effects are typically positive, resulting in individual users deriving more value and utility from a product as other users join the same network. In our case, as we acquire more subscribers, we are able to more aggressively expand our portfolio, which in turn quickly improves the value proposition for subscribers by giving them access to more exceptional luxury vacation options.

Technology

Our technology platform was built for the unique needs of our subscribers; it allows us to quickly adapt to what our subscribers require and delivers deep business intelligence insights to help us manage our platform. It was built to scale and operates through a patented algorithm, which can be adjusted depending on business needs. We believe that this algorithm will enable us to efficiently manage trips with scale to optimize profitability of the inventory.

Our subscriber experiences sit on a technology platform that has allowed for maximum flexibility in our product development strategy. Inspirato has invested significantly for many years in engineering, product, and design in order to build out the platform. We operate a modern technology stack that allows for rapid development and deployment as well as integrations. We have a dedicated engineering team responsible for development and the creation of new features to support our products and services across a full range of devices (desktop, mobile web and native mobile applications). Our engineering teams use an agile development process that allows us to deploy frequent iterative releases for product and service features.

Design has been at the core of everything we do, and it has enabled us to create an intuitive and attractive user interface. Inspirato uses customer feedback to optimize the platform and have employees dedicated to supporting subscribers through the booking process. Our subscribers vary in age and technological sophistication, and we believe that our user interface is built for a broad subscriber base.

Sales and Marketing

Our sales and marketing strategy is designed to support new subscriber acquisition, subscriber upgrades, subscriber bookings, and subscriber retention. We rely on a mix of tactics to generate demand for each of these revenue lines, using a full-funnel approach to reach its audiences at multiples stages within each consideration process. These include print, digital, video and television buys to build general brand awareness; performance marketing tactics such as direct mail, paid digital media, and paid search; multiple brand urgency campaigns each year to help drive predictable results; and a highly trained team of Sales and Care team professionals. With all of our performance marketing programs for new subscriber acquisition, we use iterative data-driven models developed in partnership with leading data providers to help us target high net worth individuals as potential new customers. We have also made significant investment in leading marketing technology such as Salesforce Marketing Cloud, as well as leading marketing customer relationship management practices designed to drive sales and marketing alignment.

Human Capital

Our People and Culture

Inspirato’s culture is embodied by our three core values: We Care. We Inspire. We Dream Big. By staying true to these values, we have created a company where talented people can do great work and drive value for all of our stakeholders. These values guide us in everything we do, from individual everyday tasks to high-level strategic planning. They foster a culture of dialogue, collaboration, recognition, achievement, and sense of family that contributes to our long-term success.

We engage and empower our team with ongoing career and learning and development opportunities. Fostering a growth mindset facilitates a culture where all voices are heard and team members can take informed risks, make mistakes, ask questions, and seek creative solutions to tough problems. This approach helps us build a strong bench of leaders for tomorrow’s business challenges. Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. We espouse the principal that all Inspirato team members can bring their whole selves to work and thrive.

As of December 31, 2022, we employed a total of approximately 900 team members globally. These employees are highly concentrated in Operations (470 employees) and Sales and Marketing (189 employees). Our focus on customer-facing employees helps us to provide luxury service to our subscribers that we believe is industry-leading.

Importantly, our values and the culture they inspire extend to our relationships with every Inspirato subscriber. Led by our Sales and Care team professionals, we foster a long-term, personal rapport with each Inspirato family, not only to promote our customer satisfaction and retention goals, but also to fulfill our mission of inspire lasting memories and relationships by changing the way family and friends experience the world. We believe our culture is real, valued, deeply ingrained, and sustained in part by robust and scalable training that helps create consistently positive subscriber interactions and experiences.

We are committed to hiring a diverse workforce. We seek to foster an inclusive environment where everyone feels welcome to be their authentic selves and all voices are heard — an environment that is aligned with our values and that reflects our global community.

Our culture is also one of inclusion. We actively work to dismantle inequities within our policies, systems, programs and services to ensure that Inspirato is a space where everyone feels welcome and comfortable with their identity. We continuously aspire to be a more equitable, safe, and welcoming work environment for all of our team members, and a better advocate to the communities we serve.

Seasonality

Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. While results were less predictable as a result of COVID-19 and related travel restrictions, in a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. Our subscription services are seasonal to the extent that interest from potential new subscribers tends to also follow travel revenue, however revenues from existing subscribers are not impacted by seasonality.

Our key metrics, including total revenues, Adjusted EBITDA and Free Cash Flow, are also impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we are able to charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.

Intellectual Property

Our success depends in part on our ability to obtain, maintain, protect, defend, and enforce our intellectual property. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and certain other jurisdictions, as well as contractual restrictions, to protect our intellectual property rights. We also license certain software and other intellectual property from third parties for integration into our product solutions, including open-source software and other software available on commercially reasonable terms.

 We cannot assure you that any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Our existing patents and any patents that are issued in the future may be contested, circumvented, found unenforceable, narrowed in scope or invalidated, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating them or any of our other intellectual property rights. Furthermore, our competitors or other third-parties may also claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. With regard to our brand, we have registered “Inspirato” as a trademark in the United States, Canada and certain other countries.

In addition to trademark protection, we reserve and registers domain names when and where deemed appropriate and are the registered holder of more than 176 domain names, including “inspirato.com.”

As of December 31, 2022, we have two U.S. patents issued covering our subscription-based booking and service tailoring technology.

We control access to, and use of, our solutions and other confidential and proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, customers, partners, and other third parties. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, contractual provisions, and confidentiality and invention assignment agreements, unauthorized parties may still copy or otherwise obtain and use our software, technology, trade secrets, or proprietary or confidential information, and such risks may increase as we attempt to expand into jurisdictions where such rights are less easily enforced, or are more subject to reverse engineering or misappropriation due to local legal requirements. For more information, see the section titled “Risk Factors – Risks Related to Our Intellectual Property.”

Regulatory Compliance

Our overall business approach and strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.

Property and Accommodations Regulation

Our business is subject to U.S. and foreign federal, state and local laws and regulations that vary widely by city, country and property type. In many cities, local regulations affect our ability to offer accommodations for specified durations or in certain neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training, cleaning protocols and other COVID-19 requirements, and property “star” ratings where required. Additionally, our real estate owners are also responsible for their own compliance with laws, including with respect to their employees, property maintenance and operations, environmental laws and other matters.

Before signing any new leases in a new market, we engage local legal counsel to help identify relevant regulatory requirements. This research includes analysis on licensing and zoning, building code, accessibility and operations requirements, fire and life safety regulations, tax compliance, and local employment laws. Every leased property has unique characteristics, requiring further due diligence and regulatory analysis before each new lease signing.

We monitor regulatory changes in each existing market on an ongoing basis. To facilitate growth and compliance work in each city, we also proactively establish relationships with local regulatory agencies, elected officials, business and community groups to build trust and improve understanding of our business model.

Privacy and Data Protection Regulation

In processing travel transactions and information about guests and their stays, we receive and store a large volume of data, including a large volume of personal information. The collection, storage, processing, transfer, use, disclosure, protection, and other processing of this information are increasingly subject to laws and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, the UK General Data Protection Regulation and UK Data Protection Act, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canadian provincial legislation, as well as privacy and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), and similar legislation in other states.

The scope of many of these laws and regulations are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws and regulations or our practices. For more information, see the section titled “Risk Factors – Risks Related to Intellectual Property and Data Privacy – If we fail to comply with federal, state and foreign laws and regulations relating to privacy, data protection and information security, we may face potentially significant liability, negative publicity and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.”

Employment

We are also subject to laws governing our relationship with employees, including laws governing wages and hours, benefits, immigration, workplace safety and health, and hotel-specific ordinances.

Other Regulation

Our business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As we expand into additional markets, we will be subject to additional laws and regulations.

The regulatory environment in each market is often complex and evolving, and can be subject to significant change. Some relevant laws and regulations are inconsistent and ambiguous, and could be interpreted by regulators and courts in ways that could adversely affect our business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such as us, which often makes their application to our business uncertain. For additional information regarding the laws and regulations that affect our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K .

Competition

The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our competitors may adopt aspects of our business model or may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs or reduced market share. We believe we compete primarily on the basis of the quality of our residences, the variety and attractiveness of our residences, and our high-quality subscriber experience that is a result of the luxe services provided by our care teams, concierges and planners. Our current or potential competitors include:

●	global hotel chains such as Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Radisson Hotel Group and Wyndham Hotels & Resorts as well as boutique hotel chains and independent hotels;
●	online travel agencies such as Booking Holdings and Expedia Group; and
●	home-sharing and rental services and short-term vacation rentals such as Airbnb, Vacasa, Sonder, AvantStay, Evolve, and Awaze.

Corporate Information

Our principal executive offices are located at 1544 Wazee Street, Denver, CO 80202.

The transfer agent and registrar for our common stock and the warrant agent for our warrants is Computershare Trust Company, N.A.

Available Information

Our website address is www.inspirato.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K. The U.S. Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A Common Stock (as defined below) and Warrants could decline. The risks and uncertainties described below may not be the only ones we face. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should fully consider before investing in our Company, as fully described below. The principal factors and uncertainties that make investing in our Company risk include, among others:

●	The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted our business and may adversely impact our business in the future, including our results of operations and financial condition.
●	We have a history of net losses and may not be able to achieve or sustain profitability.
●	If we fail to retain existing subscribers or add new subscribers, our business, results of operations and financial condition would be materially adversely affected.
●	Our revenue growth may not increase at the rates we anticipate in the future or at all.
●	Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence and disruptions to the global supply chain, could materially and adversely affect our business, financial condition and results of operations.
●	The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.
●	We may be unable to effectively manage our growth.
●	Our subscriber support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing subscribers and attract new subscribers.
●	We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.
●	We have limited experience with our pricing models, particularly for Inspirato Pass, Inspirato for Good, Inspirato for Business and Inspirato Select, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.
●	We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.
●	Our business depends on our reputation and the strength of our brand, and any deterioration could adversely impact our business, financial condition or results of operations.
●	As a result of recognizing revenue in accordance with GAAP, our consolidated financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.

●	The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations and financial condition.
●	We rely on consumer discretionary spending and any decline or disruption in the travel or hospitality industries or economic downturn would materially adversely affect our business, results of operations and financial condition.
●	The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.
●	If we are unable to manage the risks presented by our international business model, our business, results of operations and financial condition would be materially adversely affected.
●	We have experienced and may continue to experience significant fluctuations in our results of operations, which makes it difficult to forecast our future results.
●	The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.
●	Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls or effective disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
●	We face risks related to our intellectual property.
●	Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security breaches and incidents and could give rise to liabilities and/or damage to reputation.
●	Unfavorable changes in, or interpretations or enforcement of, government regulations or taxation of the evolving hospitality, Internet and e-commerce industries could harm our operating results.
●	Due to errors in our consolidated financial statements related to material weaknesses in our internal control over financial reporting, we restated our previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which resulted in unanticipated costs and may have adversely affected investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in regulatory actions.

Risks Related to our Business and Industry

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted our business and may adversely impact our business in the future, including our results of operations and financial condition.

The COVID-19 pandemic caused severe economic disruptions around the world and is continuing to have a negative effect on the global hospitality and travel industries. The impact of the COVID-19 pandemic has been and continues to be a complex and evolving situation. Governments, public institutions and other organizations have and may continue to impose or recommend, at various times and degrees, that businesses and individuals implement restrictions on a wide array of activities to combat its spread, such as restrictions and bans on travel or transportation (including border closures), limitations on the size of in-person gatherings, closures of, or occupancy or other operating limitations on, work facilities, hospitality facilities, schools, public buildings and businesses, cancellation of events and meetings, mandatory vaccination requirements, and quarantines and lock-downs. COVID-19 and efforts to mitigate its spread, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, dramatically reduced travel and demand for accommodations at the outset of the pandemic, and the subsequent emergence of new variants of the virus have also negatively affected our business. Similar effects may occur in the future. While vaccines, booster shots, and treatments are now available in many countries, the ability of vaccination and treatment programs to curtail the impacts of the pandemic are uncertain. These factors may contribute to delays in economic recovery and continued reluctance to travel. The COVID-19 pandemic had a materially adverse impact on our results of operations and financial condition for the years ended December 31, 2020 and 2021. Revenues declined as a result of reduced travel and management undertook cost reduction methods in response. While COVID-19 continues to impact the world, through December 31, 2022 as restrictions were lifted across travel destinations, revenues recovered to pre-pandemic levels due to pent-up demand. To the extent the increase in revenue in 2022 is attributable to pent-up demand, we may not see this trend continue.

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

We incurred net losses of $0.5 million, $22 million and $24 million for the years ended December 31, 2020, 2021 and 2022, respectively. As of December 31, 2022, we had an accumulated deficit of $234 million. Our accumulated deficit and net losses historically resulted primarily from the substantial investments required to grow our business. We have invested significantly in efforts to grow our subscriptions, introduce new or expanded offerings, increase our marketing spend, expanded our operations and hire additional employees. In 2021 and thereafter, we incurred significant costs related to the Business Combination and operating as a public company after the consummation of the Business Combination. We expect to continue making significant investments in our business in the future. These efforts may prove more expensive than currently anticipated, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In particular, the impacts of the COVID-19 pandemic on our business have also contributed to the losses incurred during 2020, 2021 and 2022, and we expect the ongoing economic impact from the COVID-19 pandemic to have an impact on our revenue and financial results for 2023, though we cannot estimate to what extent the impact will be. Adverse macroeconomic and geopolitical conditions have impacted our business and may continue to impact us in future periods. These conditions include but are not limited to the Russian invasion of Ukraine, inflation, labor shortages, fluctuations in energy prices, changes in governmental regulations, foreign currency fluctuations, rising interest rates, and reduced consumer confidence resulting in lower consumer spending.

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

In addition, if our platform is not easy to navigate; subscribers have an unsatisfactory sign-up, search, booking or payment experience on our platform; the content on our platform is not displayed effectively to subscribers; we are not effective in engaging subscribers across our various offerings and tiers; or we fail to provide an experience in a manner that meets rapidly changing demand, we could fail to acquire first-time subscribers and fail to retain our existing subscribers.

As a result of these factors, we cannot be sure that our subscriber levels will be adequate to maintain or permit the expansion of our operations. A decline in subscriber levels could have an adverse effect on our business, financial condition and operating results.

Our revenue growth may not increase at the rates we anticipate in the future or at all.

We have experienced significant revenue growth in the past; however, there is no assurance that historic growth rates will continue. From the years ended December 31, 2020 to 2022, our revenue increased significantly, primarily due to the increased demand for travel due to easing COVID-19 pandemic restriction and pent-up demand for travel. Our future revenue growth depends on the growth of supply and demand for our offerings, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and hospitality industries. In addition, we believe that our revenue growth depends upon a number of factors, including:

●	the COVID-19 pandemic and its impact on the travel and accommodations industries;
●	our ability to retain and grow our number of subscribers;

●	our ability to retain and grow the number of luxury accommodations and experiences we offer;
●	events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel and immigration, trade disputes, economic downturns and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters and the impact of climate change;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions and current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates and reduced consumer confidence;
●	competition;
●	the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, and/or subscribers, including changes in tax, short-term occupancy and other laws;
●	the attractiveness of our offerings to current and prospective subscribers, including the degree to which we correctly anticipate trends in consumer travel preferences;
●	the level of consumer awareness and perception of our brand;
●	the level of spending on sales and marketing to attract subscribers;
●	our ability to grow new offering tiers, such as Inspirato Pass, Inspirato Select, Inspirato for Good and Inspirato for Business, and to deepen our presence in certain geographies;
●	timing, effectiveness and costs of expansion and upgrades to our platform and infrastructure; and
●	other risks described elsewhere in this Annual Report on Form 10-K.

A softening of demand, whether caused by events outside of our control, such as COVID-19, rising interest rates, reduced consumer confidence, changes in subscriber preferences or any of the other factors described above or in this Annual Report on Form 10-K, will result in decreased revenue. If our revenue does not continue to improve at the rates we expect, we may not achieve profitability and our business, results of operations and financial condition would be materially adversely affected.

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

Additionally, on February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions and export controls being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. The conflict between Russia and Ukraine, including related economic sanctions, has lead, and may continue to lead, to disruption, instability and volatility in global markets and industries that could negatively impact our business. We cannot predict the impact of these ongoing sanctions and heightened military conflict or geopolitical instability, heightened inflation and cyber disruptions or attacks. Any such disruptions or resulting sanctions may adversely affect our business, but as we do no business with Russia and/or Ukraine, no such disruptions as a result of Russia’s military invasion of Ukraine have yet to directly do so.

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

We believe we compete primarily on the basis of the quality of our residences, the variety and attractiveness of our residences, and our high quality subscriber experience that is a result of the luxe services provided by our care teams, concierges, and planners. Competitive factors in our industry are subject to change, such as the increased emphasis on cleaning and social distancing due to the COVID-19 pandemic. If subscribers choose to use other competitive offerings in lieu of ours, our revenue could decrease, and we could be required to incur additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.

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

We have limited experience with our pricing models, particularly for Inspirato Pass, Inspirato for Good, Inspirato for Business and Inspirato Select, and may not accurately predict the long-term rate of subscriber adoption or renewal or the impact these will have on our revenue or results of operations.

We generate revenue primarily from travel bookings and subscriptions to our Inspirato Club and Inspirato Pass offerings. Our subscriptions provide varying degrees of travel booking rights, and additional bookings and travel-related services are available on an ad-hoc basis. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and other travel-related services, particularly with respect to our newer offerings such as Inspirato Pass, which launched in 2019 and experienced significant disruption in 2020 and 2021 due to the COVID-19 pandemic, and our new selections that launched in 2022, Inspirato for Good, Inspirato for Business, and Inspirato Select. As the markets for our offerings mature, as we create new offerings or as new competitors introduce competing offerings, we may be unable to attract new subscribers or retain existing subscribers at the same price or based on the same pricing model as we have used historically.

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

We face intense competition for highly skilled personnel, especially in Denver, Colorado, where we maintain our headquarters. To attract and retain qualified personnel, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

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

As a result of recognizing revenue in accordance with GAAP, our consolidated financial statements may not immediately reflect changes in customer bookings, cancellations and other operating activities.

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

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. Any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations and financial condition. Acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technology platforms or offerings of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays and failure to execute on the intended strategy and synergies;
●	failure of the acquired businesses to achieve anticipated revenue, earnings or cash flow;
●	diversion of management’s attention or other resources from our existing business;
●	our inability to maintain the business relationships of acquired businesses;
●	uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;
●	unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection, information security, and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including short-term occupancy and tax laws;
●	difficulties in or costs associated with assigning or transferring to us the acquired companies’ intellectual property or its licenses to third-party intellectual property;
●	inability to maintain our culture and value, ethical standards, controls, procedures and policies;
●	challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP; and
●	potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, business relationships or intellectual property, are later determined to be impaired and written down in value.

We rely on consumer discretionary spending and any decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations and financial condition.

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets and in the general economy, which are all unpredictable. Travel is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns, recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Leisure travel in particular, which accounts for substantially all of our current business, is dependent on discretionary consumer spending levels. Downturns in worldwide or regional economic conditions, such as the downturn resulting from the COVID-19 pandemic, the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and the current adverse macroeconomic conditions including inflation, fluctuations in energy prices, rising interest rates and reduced consumer confidence have led to some decrease in leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our offerings. Such a shift in consumer behavior could materially adversely affect our business, results of operations and financial condition. Our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations.

The subscription travel market and the market for our subscription offerings is still relatively new, and if it does not continue to grow, grows more slowly than expected or fails to grow as large as expected, our business, financial condition and results of operations could be adversely affected.

We offer a distinctive type of luxury travel service for which the market is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend on the willingness of potential subscribers and the market at large to adopt our particular model of luxury travel, which differs from both traditional hotels and home-sharing or rental marketplaces. In many geographies, including geographies that we hope to enter in the future, the market for our subscription-based luxury travel is unproven, with little data or research available regarding the market and industry. If potential subscribers do not perceive our accommodations or experiences as compelling, or choose different accommodations due to concerns regarding safety, the availability of on-site staffing, amenities or services associated with traditional hotels, affordability or other reasons, then the market for our luxury travel may not further develop, may develop more slowly than expected or may not achieve our expected growth potential. Such outcomes could adversely affect our business, financial condition and results of operations. Additionally, our ability to develop the market in which we operate will depend to a substantial extent on the willingness of landlords and property developers to enter into leases, property development or other occupancy arrangements with us, and our ability to operate in markets without clear or well-established regulations covering properties used in our business. Regulation of short-term occupancy is an evolving field, and in numerous localities, local regulations have been adopted in recent years that seek to discourage short-term occupancy. Moreover, homeowners’ associations and other associations in communities where our properties are located may seek to restrict the ability of landlords to enter into lease agreements with companies such as us. Additionally, a significant portion of our revenue is driven by our subscription offerings, and the adoption of subscription models in the travel industry is relatively new. For example, Inspirato Pass was first launched in 2019 and Inspirato Select was launched in 2022. If customers do not shift to subscription travel models and subscription travel services do not achieve widespread adoption, or if there is a reduction in demand for subscription travel services, our business, financial condition, and results of operations could be adversely affected. For these and other reasons, we may be unable to accurately predict the demand for and the supply of potential units in certain markets, which could cause us to spend more in a certain market than is justified by the resulting revenues, or to miss our financial targets, and could otherwise harm our business.

If we are unable to manage the risks presented by our international business model, our business, results of operations and financial condition would be materially adversely affected.

We have leased properties, work with hotel and resort partners and offer Inspirato Only Experiences around the world and continue to expand our operations. Currently, we feature destinations in the U.S., Canada, Europe, Central and South America, the Caribbean and Oceania and plan to continue our efforts to expand internationally, including in jurisdictions where we do not currently operate to a significant degree, such as many countries in Europe, Asia, South America and Oceania. Operating in international markets also requires significant management attention and financial resources. Health epidemics, like the COVID-19 pandemic, may cause international travel restrictions and other regulations to change rapidly, resulting in disruptions to travel plans.

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

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to fluctuate for a variety of reasons, many of which are outside of our control and difficult to predict. We experience seasonal fluctuations in our financial results. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. Our revenue, expenses, operating results and cash flows, as well as our key operating metrics, have fluctuated from quarter-to-quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, including:

●	the quantity of our accommodations;
●	the timing and success of changes in amenities and services;
●	the impact of the COVID-19 pandemic or other public health crises on demand for our accommodations and on our operating expenses and capital requirements;
●	the introduction and performance of new properties, experiences, amenities, technologies and services, including how quickly new properties are ready for booking by subscribers and the degree to which we correctly anticipates trends in consumer travel preferences;
●	the timing, cost and success of advertising and marketing initiatives;
●	the amount and timing of financing activities, operating expenses and capital expenditures;
●	changes in prevailing lease rates for attractive properties and any adjustments in rental rates under existing leases;
●	changes in cash flow due to lease renewals and amendments and new lease acquisitions and property onboardings;
●	changes in cash flow due to the seasonal nature of vacation travel and the unpredictability of subscriber cancellations;
●	economic instability in major markets, such as the current adverse macroeconomic conditions including inflation, fluctuations in fuel prices, rising interest rates, reduced consumer confidence and fluctuations in exchange rates;
●	geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by Russia in response to such sanctions;
●	the introduction of new properties, amenities or services by our competitors;
●	declines or disruptions in the hospitality industry, particularly in cities or regions where we have significant operations;
●	changes in the timing of holidays or other vacation events;
●	unanticipated disruptions or costs due to regulatory issues, including changes in hospitality laws, hotel regulations or zoning or accessibility laws;

●	litigation and settlement costs, including unforeseen attorneys’ fees and costs;
●	new accounting pronouncements and changes in accounting standards or practices;
●	new laws or regulations, or new interpretations of existing laws or regulations, that harm our business or restrict the hospitality industry, travel, the Internet, e-commerce, online payments or online communications; and
●	other risks described elsewhere in this Annual Report on Form 10-K.

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

The hospitality industry is seasonal in nature. The periods during which our properties experience higher occupancy vary from property to property, depending principally upon their location, type of property and competitive mix within the specific location and may change with changes in overall availability of lodging and hospitality options within a local market. Based on historical results, we generally expect our revenues to be lower in the second quarter of each year than in each of the three other quarters. In addition, the hospitality industry is cyclical, and demand generally follows the general economy on a lagged basis. The hospitality industry as a whole experienced a downturn driven by the COVID-19 pandemic but has entered into a recovery phase as vaccines and treatments became more widely available and travel restrictions abated. However, this recovery may not progress to the degree expected. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

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

Actions that we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated.

We are shifting our near-term focus from expanding the supply of our portfolio of accommodations to portfolio optimization in order to adapt to a rapidly changing travel landscape. We have dedicated internal resources towards two new offerings, Inspirato for Good and Inspirato for Business, aimed at reducing long-term customer acquisition costs and sales and marketing expense by providing leads and subscriber conversion opportunities to the Inspirato sales pipeline. Further, we completed a 12% workforce reduction in January 2023 in order to further manage costs. While the shift in our business strategy and the workforce reduction are designed to reduce operating costs, improve operating margins, and return to profitability, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.

As a result of the workforce reduction, we have incurred and may continue to incur additional costs in the short-term, including cash expenditures for severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our workforce reduction may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

In addition, our workforce reduction and other shifts in our business strategy could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The workforce reduction could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our reductions in force, other restructuring efforts and future strategic initiatives, our business, results of operations and financial condition could be harmed.

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

We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent, severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent, severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our properties and result in a reduced number of properties in these areas. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms we or our landlords find acceptable in areas most vulnerable to such events, increasing operating costs, including the cost of water or energy, and requiring us or our landlords to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, we may be unable to provide properties in certain areas due to climate change, and we may lose both landlords and guests, which could have a material adverse effect on our business, results of operations and financial condition.

We require additional capital to support business growth, and this capital might not be available in a timely manner or on favorable terms.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop or acquire new properties or experiences or enhance our existing properties or experiences, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If additional funds are raised through further issuances of equity or convertible debt securities, existing stockholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders our Inspirato Incorporated Class A common stock (“Class A Common Stock”). Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. In addition, we may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate or satisfactory financing when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

We rely on our third-party landlords to deliver properties to us in a safe and suitable condition. We expect to continue to rely on landlords to disclose information about their properties, though such disclosures may be inaccurate or incomplete, and to keep the properties in a safe and compliant condition in accordance with the terms of our leases and applicable law. If unsafe or unhealthy conditions are present or develop at our properties, our subscribers may be harmed, we may be subject to expensive and disruptive claims, and our reputation, business, results of operations and financial condition could be materially and adversely affected.

Operating as a public company has and will require us to incur substantial costs and substantial management attention. In addition, key members of our management team have limited experience managing a public company.

As a public company, we have and will continue to face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements has and will continue to increase costs and make certain activities more time-consuming. Furthermore, if any issues in complying with those requirements are identified (see the risk factor below titled “Our management has identified material weaknesses in their internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.”), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain Directors and Officers liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. In addition, we may be subject to shareholder or stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of Inspirato. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We are continuing to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

As a public company, we are required to maintain an effective system of internal controls over financial reporting and to report any material weaknesses in such internal controls. As a private company, Inspirato LLC historically had limited accounting and financial reporting personnel and other resources with respect to its internal control over financial reporting.

The following material weaknesses remain unremediated as of December 31, 2022:

●	We identified a material weakness in our internal control over financial reporting as it relates to the implementation of new accounting standards. Specifically, deficiencies were identified relating to the Company’s implementation of Accounting Standard Codification No, 2016-02, Leases (Topic 842) (“ASC 842”) and the on-going accounting for the Company’s controlled and managed properties under ASC 842. During 2022, the Company completed a restatement of the Company’s balance sheets for the quarterly periods ending March 31, 2022 and June 30, 2022 (collectively, the “Non-Reliance Periods”) and its financial statements as of and for the Non-Reliance Periods due to errors relating to the material weakness identified over the Company’s implementation and on-going accounting for the Company’s controlled and managed properties under ASC 842.
●	We further identified deficiencies in various aspects of our process level control activities related to various financial statement items and assertions and management concluded such deficiencies aggregated to a material weakness.
●	We further identified a material weakness in internal controls over financial reporting related to ineffective ITGCs in the areas of user access and segregation of duties related to administration of certain information technology (“IT”) systems that support the Company’s financial reporting process.

We continue to remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs, as described above. We have hired a number of key appropriately qualified personnel with the appropriate level of knowledge and experience in the application of GAAP, including five Certified Public Accountants with one designated as the Lead Property Accountant and one designated the Vice President of Internal Audit. We have also engaged third party consultants to assist with the design and implementation of ITGCs, more specifically designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities for those users who have privileged access. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

If the steps we are taking are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in Inspirato, and the value of our Common Stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in further errors in our financial statements that could result in additional restatements of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in Inspirato and cause a decline in the price of our Class A Common Stock. Failure to implement and maintain effective internal controls over financial reporting could also subject us to potential delisting from Nasdaq or any other stock exchange on which our stock is listed or to other regulatory investigations and civil or criminal sanctions. For example, as a result of the material weaknesses and related restatements due to the matters described above, we were not able to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2022 and received a delisting notice from Nasdaq. For more information, see the risk factor titled “There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.”

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

We are a holding company and have no material assets other than our ownership of limited liability company interests of Inspirato LLC following the Business Combination (“New Common Units”). As such, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, including payments under a tax receivable agreement (the “Tax Receivable Agreement”), or declare and pay dividends in the future, if any, are dependent upon the results of operations and cash flows of Inspirato LLC and its consolidated subsidiaries and distributions we receive from Inspirato LLC. There can be no assurance that Inspirato LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in its debt instruments, will permit such distributions.

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

Exchanges or redemptions of New Common Units for cash or shares of our Class A Common Stock are expected to produce favorable tax attributes for the Company. When the Company acquires New Common Units from Members of Inspirato LLC prior to the Closing other than blocker corporations affiliated with certain institutional investors (the “Blockers” and the other Members of Inspirato LLC, the “Continuing Inspirato Members”) through these exchanges or redemptions, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis may also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. Under the Tax Receivable Agreement, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations as described below are taken into account.

In connection with Business Combination, we entered into the Tax Receivable Agreement. Under the Tax Receivable Agreement, we generally will be required to pay to the shareholders of the Blockers (the “Blocker Shareholders”) or Continuing Inspirato Members, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in Inspirato LLC’s assets resulting from the sale of New Common Units for the consideration paid pursuant to the Business Combination Agreement and the exchange of New Common Units for shares of our Class A Common Stock (or cash) pursuant to the A&R Inspirato LLCA, and certain pre-existing tax attributes of the Blocker Shareholders, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

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

The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of Inspirato LLC may complicate our ability to maintain our intended capital structure, which could impose transaction costs on us and require management attention.

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

Our technology contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to operate as intended or could increase our costs.

Certain of our owned and third-party technology contains software modules licensed to us by third-party authors under “open-source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise or copy our technology.

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

Our existing security measures may not be successful in preventing security breaches and other security incidents. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could gain unauthorized access to our systems and steal, modify, encrypt or otherwise render unavailable, destroy, disclose or otherwise without authorization process subscriber information, transaction data or other information. In the last several years, major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ personal information, and it is expected that these types of events will continue to occur. Although we are increasing resources to protect against security breaches and incidents, it is virtually impossible for us to entirely mitigate these risks, particularly as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers have warned of potential increases in cyberattack activity in connection with Russia’s activities in Ukraine. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including subscriber data we maintain. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number of our subscribers, and as the tools and techniques used in such attacks become more advanced. Additionally, the security risks we and our third-party service providers face are heightened by many of our respective employees and service providers working remotely. Security breaches or incidents, including ransomware attacks and other cyberattacks and attacks introducing other types of malicious code, could result in severe disruptions of and damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss or other unauthorized processing of subscriber, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Security breaches and cyberattacks or other security incidents, or the perception that any of these has occurred, could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory investigations and other proceedings, penalties and sanctions or cause consumers to lose confidence in our security and choose to stay with our competitors, any of which would have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits and deductibles and may not be adequate to reimburse us for all losses caused by security breaches and incidents.

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

In our processing of travel transactions and information about subscribers and their stays, we receive and store a large volume of data, including personal data and other data relating to individuals. Numerous federal, state, local and international laws and regulations relate to privacy, data protection, information security and the storing, sharing, use, transfer, disclosure protection and other processing of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules. These laws and regulations relating to privacy, data protection and information security are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s (“EU”’s) General Data Protection Regulation (the “GDPR”), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (the “CJEU”) invalidated the U.S.-EU Privacy Shield in July 2020. The GDPR requires certain measures in order for the personal data of EU residents to be transferred to the U.S. for processing. The U.S.-EU Privacy Shield was one such measure. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (“SCC”s) - the other widely used means for transferring data to the U.S. The CJEU opinion found the SCCs a valid basis for transfer but found that a data processor must also have in place additional safeguards to provide GDPR-level protection for EU personal data. The European Commission has issued revised SCCs to address these and other concerns, and the United Kingdom has issued new standard contractual clauses. These both are required to be implemented. The CJEU opinion and related developments have necessitated additional steps to legitimize impacted personal data transfers, and we may find it necessary or desirable to further modify our data handling practices in connection with this decision or future legal challenges or related developments relating to cross-border data transfers from the European Economic Area (“EEA”), United Kingdom, Switzerland or other jurisdictions. This could result in increased costs of compliance and limitations on us and our service providers and other third parties we work with. This CJEU decision or future legal challenges also could result in Inspirato being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations or could limit our ability to collect or process personal information in Europe or other regions, may necessitate additional contractual negotiations and may serve as a basis for our personal data handling practices, or those of our service providers or other third parties we work with, to be challenged. Any of these or other changes or developments impacting cross-border data transfers could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

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

In the U.S., the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information and to opt-out of certain sales of personal information. On November 3, 2020, California voters approved the California Privacy Rights Act (the “CPRA”), which became operative January 1, 2023. The CPRA significantly modifies the CCPA and further aligns California privacy laws with the GDPR.

Similar legislation has been proposed or adopted in other states. For example, Virginia, Colorado, Utah, and Connecticut have all enacted omnibus privacy legislation that went into effect, or will go into effect, in 2023. These state laws in Virginia, Colorado, Utah and Connecticut share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear. Additionally, the U.S. federal government is contemplating privacy legislation.

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

Our payment processors expect attestation of compliance with the Payment Card Industry Data Security Standard (the PCI-DSS). If we are unable to comply with the PCI-DSS or other applicable policies, guidelines or controls, or if our third-party payment processors are unable to obtain approval to process payments, our business may be harmed. For example, failing to maintain our Attestation of Compliance for the PCI-DSS could result in monthly fines or other adverse consequences until compliance is achieved and may result in cessation of third-party credit card processing services, increased costs of processing credit card payments, as well as potential fines, penalties and other liabilities. Existing third parties or future business partnerships may opt out of processing payment card transactions if we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our subscribers and business partners.

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

We are expanding our international operations and personnel to support our business in international markets. We generally contract our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by tax authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of such jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our structure and intercompany arrangements. The relevant tax authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added, excise, withholding or revenue-based taxes, unclaimed property or other tax laws applicable to the multinational businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. If such costs are passed on to our subscribers, demand for our products and services could decrease, or there could be increased costs to update or expand our technical or administrative infrastructure, or the scope of our business activities could be effectively limited should we decide not to conduct business in particular jurisdictions.

We are subject to federal, state and local income, sales and other taxes in the U.S. and income, withholding, transaction and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022, and became effective beginning in 2023. The IRA imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability. Furthermore, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes (including income taxes, sales taxes and value added taxes) against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”) and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the allocation of revenues to market jurisdictions based on customer jurisdiction rather than physical presence of the provider and ensure a minimal level of taxation, respectively. These measures and corresponding tariffs in response to such measures create additional tax liabilities and uncertainty. As a result, we may have to pay higher taxes in countries where such rules are applicable.

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

We are subject to the Americans with Disabilities Act, commonly referred to as the ADA, and similar laws and regulations in certain jurisdictions outside of the U.S. These laws and regulations require public accommodations to meet certain requirements related to access and use by people with disabilities. Our landlords may not have designed, constructed or implemented procedures on their properties to comply fully with the ADA or similar laws, and efforts by them or by us to achieve compliance may be costly, may delay planned openings of newly leased properties and could be disruptive to existing subscribers. Operators of websites or other online tools are also occasionally targeted by complaints that they have failed to make their websites sufficiently accessible. We may be required to expend substantial resources to remedy any noncompliance at our leased properties or in our app or website, or to defend against complaints of noncompliance, even if they lack merit. If we fail to comply with the requirements of the ADA or similar laws, we could be subject to fines, penalties, injunctive action, costly legal proceedings, reputational harm and other business effects that could materially and adversely affect our brand and results of operations.

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

The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility since the COVID-19 pandemic. Market volatility, as well as general economic, market or political conditions, such as the ongoing geopolitical tensions related to Russia’s actions in the Ukraine and the current adverse macroeconomic conditions including inflation, fluctuations in energy prices, rising interest rates and reduced consumer confidence, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: (1) variations in quarterly operating results or dividends, if any, to stockholders, (2) additions or departures of key management personnel, (3) publication of research reports about our industry, (4) litigation and government investigations, (5) changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business, (6) adverse market reaction to any indebtedness incurred or securities issued in the future, (7) changes in market valuations of similar companies, (8) adverse publicity or speculation in the press or investment community, (9) announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments and (10) economic instability in major markets and geopolitical and recessionary macroeconomic conditions. In response, the market price of shares of our Class A Common Stock could decrease significantly. You may be unable to resell your shares of our Class A Common Stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

Our Class A Common Stock and Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively. On February 14, 2022, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff had determined that the we had not complied with the requirements of IM-5101-2 because (i) we had not demonstrated that our Class A Common Stock complied with the minimum 400 Round Lot Holder requirement in Listing Rule 5405(a)(3) and (ii) our Warrants did not qualify for initial listing since the security underlying the Warrant, our Class A Common Stock, did not qualify. On March 9, 2022, we received a letter from the Staff of Nasdaq informing us that we had regained compliance with Nasdaq Listing Rule IM-5101-2 and that we were in compliance with the Nasdaq Global Market’s listing requirements and our securities continue to trade on Nasdaq. Even though we were able to regain compliance with the Nasdaq listing standards with respect to our Class A Common Stock and Warrants, we can provide no assurance that we can maintain compliance with those standards. Separately, on November 18, 2022, we received a notice from the Staff notifying us that we were not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 with the SEC by the required due date. We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 on December 19, 2022 to regain compliance with Nasdaq Global Market’s listing requirements.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to Russia’s actions in the Ukraine or current adverse macroeconomic conditions including inflation, fluctuations in energy prices, rising interest rates and reduced consumer confidence. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce its guidance for future periods, the market price of our Class A Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (2) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (3) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements and proxy statements and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock, and the market price of our Class A Common Stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Thayer’s initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we qualify as a “large accelerated filer”, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter or (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

In connection with the Closing, we filed a registration statement to register for resale (i) the shares of Class A Common Stock that were issued upon the conversion of shares of Thayer Class B Common Stock in connection with the Business Combination and shares of Class A Common Stock issuable upon exercise of the private placement warrants to purchase Class A Common Stock (the “Private Warrants”) held by Thayer Venture Acquisitions Holdings LLC, a Delaware limited liability company (the “Sponsor”) and (ii) the shares of Class A Common Stock to be issued to the Inspirato LLC unitholders in the Business Combination. Further, we have provided (i) the Inspirato LLC unitholders with unlimited demand registration rights; (ii) the Inspirato LLC unitholders and the Sponsor with customary underwritten takedown rights (subject to customary priorities, minimums, frequency and quantity limits, cutbacks, deferrals and other terms); and (iii) the Inspirato LLC unitholders and the Sponsor, on a pari passu basis, “piggy back” registration rights with respect to any underwritten offerings by the other stockholders and by the Company. The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our securities.

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

The Company may issue additional shares of common stock or other equity securities without your approval, which would dilute ownership interests and may depress the market price of Class A Common Stock.

Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”), our board of directors or its duly authorized committee is authorized to grant equity awards to our employees, directors, and consultants. Initially, the aggregate number of shares of our Class A Common Stock that may be issued pursuant to equity awards under the 2021 Plan was 15,900,000 shares, plus shares subject to awards that were assumed in the Business Combination that, after the date of stockholder approval of the 2021 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to awards assumed in the Business Combination is 7,453,734 shares). The number of shares of our Class A Common Stock reserved for issuance under the 2021 Plan will be cumulatively increased on the first day of each fiscal year, beginning with our 2022 fiscal year and ending on the ten year anniversary of the date our board of directors approved the 2021 Plan equal to the least of 19,900,000 shares, 5% of the total number of shares of all classes of our Common Stock outstanding as of the last day of the immediately preceding fiscal year, and a lesser number of shares determined by the administrator of the 2021 Plan. Unless the administrator of the 2021 Plan elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

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

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder to the Company or its stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (4) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or Bylaws or (5) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

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

Risks Related to the Warrants

We may amend the terms of the warrants to purchase Class A Common Stock issued in connection with the IPO of Thayer (the “Public Warrants”) and the Private Warrants (the Public Warrants and Private Warrants collectively, the “Warrants”) in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then-outstanding Public Warrants.

The Warrants were issued in registered form subject to the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders.

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

Risk Related to the Restatement of our Financial Statements

Due to errors in our consolidated financial statements related to material weaknesses in our internal control over financial reporting, we restated our previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which resulted in unanticipated costs and may have adversely affected investor confidence, our stock price, our ability to raise capital in the future and our reputation, and has resulted in stockholder litigation and may result in more stockholder litigation or regulatory actions.

As disclosed in our Current Report on Form 8-K, filed with the SEC on November 14, 2022, the Audit Committee concluded, after discussion with management, that our originally filed unaudited condensed consolidated financial statements as of and for the Non-Reliance Periods included in the Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods should no longer be relied upon and required restatement. We completed the restatement of our financial statements and filed our Amended Quarterly Reports for the Non-Reliance Periods with the SEC on December 15, 2022.

We incurred unanticipated costs for accounting and legal fees in connection with the restatement of our financial statements for the Non-Reliance Periods, and we were not able to timely file our third quarter Quarterly Report on Form 10-Q. Such restatements may have the effect of eroding investor confidence in our company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the material weaknesses in our internal control over financial reporting and the related restatements may also result in additional stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq. For example, we received a delisting notice from Nasdaq for failure to timely file our third quarter Quarterly Report on Form 10-Q as further described in the risk factor titled “There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.” Further, on February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor to recover damages allegedly caused by violations of federal securities law in connection with the restatement of our unaudited condensed consolidated financial statements as of and for the Non-Reliance Periods. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. The defense or settlement of this litigation and any future additional litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

We may be subject to liability claims and our insurance may be inadequate to cover our losses.

We are subject to numerous obligations in our contracts with third parties and otherwise. Despite the procedures, systems and internal controls we have implemented to comply with our contracts and avoid or mitigate various risks, we may breach these commitments, whether through a weakness in these procedures, systems and internal controls or because of negligence or the willful act of an employee, contractor or third party. Our insurance policies may be inadequate to compensate us for the potentially significant losses that may result from claims arising from disruptions in our service, cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms or at all. Further, the insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our business is subject to the risks of catastrophic events.

The occurrence of any catastrophic event, including an earthquake, fire, named storm, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the ongoing COVID-19 pandemic), cyber-attack, war (such as Russia's actions in Ukraine) or terrorist attack, could result in significant disruptions to our business. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Although we have implemented disaster recovery arrangements, there can be no assurance that these arrangements will appropriately address all potential disaster scenarios. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our business would be impaired or we could lose critical data.

Our partners, suppliers and subscribers are also subject to the risk of catastrophic events. In those events, our ability to operate our business, as well as the demand for our offerings, may be impaired as a result of factors outside our control.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Denver, Colorado, where we have lease commitments for approximately 44,715 square feet. We have taken measures to improve the efficiency standards of our corporate office, including reducing waste, water, and power.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Class Action Complaint Relating to Restatement

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited condensed consolidated financial statements as of and for the Non-Reliance Periods.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock has been listed on the NASDAQ Global Select Market under the symbol “ISPO”. There is no public market for our Class V Common Stock.

Holders of Record

As of March 1, 2023, there were approximately 32 holders of record of our Class A Common Stock and 39 holders of record of our Class V common stock, par value $0.0001 per share (“Class V Common Stock”) and 1 holder of record of our Public Warrants. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees.

Dividend Policy

We have not paid any cash dividends on our shares of common stock to date. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.

Issuer Purchase of Equity Securities

None.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the S&P 500 Index (S&P 500) and the S&P 500 Information Technology Index (S&P 500 IT). The graph assumes $100 was invested at the market close on February 10, 2021, which was the first day our Class A Common Stock began trading (which, prior to the Closing were shares of Class A common stock of Thayer). Data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on February 10, 2021 of $10.34 per share as the initial value of our Class A Common Stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

$1,000
$750
$500
$250
$0
02/10/21
05/10/21
08/10/21
11/10/21
02/10/22
05/10/22
08/10/22
11/10/22
Inspirato
S&P 500
S&P 500 IT

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

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

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes 523 private luxury vacation homes available to our subscribers, and accommodations at 350 luxury hotel and resort partners in more than 225 destinations around the world as of December 31, 2022. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises and other experiences and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of affluent travelers and drive exceptional customer satisfaction.

In the third quarter 2022, we developed two new product offerings: Inspirato for Good and Inspirato for Business. Inspirato for Good is our turnkey solution assisting nonprofits in their fundraising. Through this new platform, we partner with nonprofit organizations to sell luxury travel packages (consisting of an Inspirato Club subscription and luxury vacation) at live and silent auctions, paddle raises, and other giving channels. Inspirato for Business represents a new business-to-business channel whereby we sell subscription and travel products directly to businesses seeking to provide luxury accommodations and services to their staff and business partners. We believe both Inspirato for Good and Inspirato for Business will significantly expand our target addressable market and accelerate growth at a lower customer acquisition cost.

Business Combination

On February 11, 2022, Thayer and Inspirato LLC consummated the transaction contemplated by the Business Combination Agreement whereby, amongst other transaction, a subsidiary of Thayer merged with and into Inspirato LLC with Inspirato LLC as the surviving company, resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon the Closing. The resulting Company organizational structure is commonly referred to as an UP-C structure (as further described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). This organizational structure allows Continuing Inspirato Members to retain their equity ownership directly in Inspirato LLC.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, with Inspirato LLC identified as the accounting acquirer of Thayer. Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the business combination, the unitholders of Inspirato LLC have a majority of the voting power of the combined company, and Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by an eight-person board of managers designated by Inspirato Incorporated and the Continuing Inspirato Members. Upon the Closing, shares of Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO.” As Inspirato LLC’s management team and business operations comprise Inspirato Incorporated’s management and operations, Inspirato Incorporated has and continues to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have and will continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

The UP-C organizational structure allowed Continuing Inspirato Members to retain their equity ownership in Inspirato LLC. Each Continuing Inspirato Member also holds a number of shares of Class V Common Stock equal to the number of New Common Units of Inspirato LLC held by such Continuing Inspirato Member. Class V Common Stock has no economic value but entitles the holder thereof to one (1) vote per share at any meeting of the shareholders of Inspirato Incorporated. The Blocker Shareholders, by contrast, hold their equity ownership in Inspirato Incorporated in the form of Class A Common Stock. This structure allows the Continuing Inspirato Members to continue to realize the tax benefits associated with their ownership in an entity that is treated as a partnership for U.S. federal income tax purposes, as well as to provide potential future tax benefits to Inspirato Incorporated (85% of which the Continuing Inspirato Member will benefit from pursuant to the Tax Receivable Agreement), which are expected to arise when the Continuing Inspirato Member ultimately exchange their New Common Units and Inspirato Incorporated Class V Common Stock for Class A Common Stock.

For accounting purposes, the financial statements of Inspirato Incorporated represent a continuation of the consolidated financial statements of Inspirato LLC with the Business Combination being treated as the equivalent of Inspirato LLC issuing shares for the net assets of Thayer, accompanied by a recapitalization. The net assets of Thayer were recognized as of the Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Inspirato LLC and the accumulated deficit of Inspirato LLC has been carried forward after Closing. All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the closing to affect the reverse recapitalization.

In connection with the Closing, the Company raised $90 million of gross proceeds. The Company additionally incurred $25 million in transaction costs during the year ended December 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the consolidated statements of operations and comprehensive loss. The total net cash proceeds to the Company was $66 million. We intend to use the net proceeds for future capacity expansion, general corporate purposes and to meet our working capital needs.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions and Active Subscribers

We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscriptions as legacy Inspirato Club, Inspirato Pass, Inspirato Select, and Inspirato Club subscriptions as of the measurement date that are paid in full, as well as those for which we expect payment for renewal. Active Subscribers are subscribers who have one or more Active Subscription(s). As of December 31, 2021 and December 31, 2022, we had 13,802 and 14,607 Active Subscribers, respectively.

At December 31, 2021, we had 14,875 Active Subscriptions which consisted of 10,464 legacy Inspirato Club subscriptions, 2,987 Inspirato Pass subscriptions, and 1,424 Inspirato Club subscriptions. At December 31, 2022, we had 16,051 Active Subscriptions which consisted of 9,369 legacy Inspirato Club subscriptions, 3,569 Inspirato Pass subscriptions, 45 Inspirato Select subscriptions, and 3,068 new Inspirato Club subscriptions.

Legacy Inspirato Club subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for new Inspirato Club subscriptions. Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual, annual and multi-year contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Beginning in June 2022, Inspirato Select subscriptions became available in annual and multi-year contracts. Inspirato Select memberships consist of club dues and sharable vacations purchasable in predetermined bundle sizes. Subscription revenue contributed approximately 42% of our total revenue for the year ended December 31, 2022.

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

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate, without regard to any potential impact from promotions and discounts that may be offered from time to time, for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are legacy Inspirato Club subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain legacy subscriptions may be higher or lower than our then-current annualized subscription rate as a result of previously offered or contractual renewal rates. Contracts related to our Inspirato for Good and Inspirato for Business offerings are excluded from our ARR calculation. Our ARR was $91 million, $135 million and $161 million at December 31, 2020, 2021 and 2022, respectively.

Before the launch of Inspirato Pass and the new Inspirato Club subscriptions, approximately 15% of our subscription revenue was from enrollment fees. Since the launch of those products in late 2019 and 2020 enrollment fee revenue as a percentage of subscription revenue has declined to under 1% in both the years ended December 31, 2021 and 2022. As the amount of our subscription revenue that comes from enrollment fees has declined, the difference between ARR and subscription revenue has decreased. Our subscription revenue as a percentage of total revenue decreased from approximately 55% for the year ended December 31, 2020, to 43% for the year ended December 31, 2021, to 42% for the year ended December 31, 2022. This was in part due to increased nightly travel from 2020 to 2022. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

COVID-19 Pandemic

Since early 2020, the COVID-19 pandemic severely restricted the level of economic activity around the world and had an unprecedented effect on the global hospitality and travel industries. The COVID-19 pandemic had a materially adverse impact on our results of operations and financial condition for the years ended December 31, 2020 and 2021. Revenues declined as a result of reduced travel and management undertook cost reduction methods in response. No impairments were recorded during the periods presented directly related to the COVID-19 pandemic. While COVID-19 continues to impact the world, through December 31, 2022 as restrictions were lifted across travel destinations, revenues recovered to pre-pandemic levels. COVID-19 may continue to materially adversely impact our business operations, results of operations and liquidity in the near term. While our revenue has been gradually improving since the third quarter of 2020, the extent of the recovery is uncertain and will be largely dependent on the resurgence of cases relating to the spread of new variants and the effectiveness of COVID-19 prevention. Our rapid management of expenses, together with our existing cash position, and the Paycheck Protection Program (“PPP”) loan helped us prudently manage our business through the effects of the pandemic during 2020 and allowed us to invest in the business in 2021 and 2022 as travel restrictions eased and travel demands increased. The PPP Loan program was created under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and was administered by the Small Business Administration (SBA).

Through the course of 2021 and 2022, both subscriber demand for travel and our occupancy rates increased compared to the pre-pandemic levels of 2019. Our subscriber counts also returned to pre-pandemic levels. During the height of the pandemic, while travel restrictions were at their tightest, we took measures to maintain our subscriber base. Once restrictions eased, we experienced an increase in travel demand we believe was the result of a shift in consumer prioritization of safety, and a resulting change in the way people travel, with Inspirato well positioned to benefit from these shifts. The post-pandemic recovery in the economy and in the travel industry has increased our subscription and travel revenue as a result of pent-up travel demand. The trends in recovery continue to vary by region due to a variety of factors and the extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, including the impact of these and other factors on travel behavior in general, and on our business in particular.

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

Cost and Expense Management

Our operating results are impacted by our ability to manage costs and expenses and achieving a balance between making appropriate investments to retain and grow subscribers while driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by bringing additional housekeeping, concierge, property management, and other services in-house above what is already in-house. Additionally, we conducted a 12% workforce reduction in January 2023 in order to further manage costs. For more information, see the risk factor titles “Actions that we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated.” in this Annual Report on Form 10-K. We believe these opportunities will increase as our business grows and as we increase the number of properties in certain areas and thus, lower the cost of revenue.

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

Subscription revenue is comprised of a one-time enrollment fee paid at the commencement and recurring dues, net of discounts and travel incentives provided to subscribers. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally cancellable at the end of the contract term. Legacy Inspirato Club subscriptions were only available as annual contracts and Inspirato Club and Inspirato Pass subscriptions are available as monthly, semi-annual and annual contracts. The majority of our subscriptions are annual contracts including approximately half of the new Inspirato Club and Inspirato Pass subscriptions. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a subscriber. We typically bill in advance for monthly and annual contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Enrollment fees for Inspirato Pass, Inspirato Select and Inspirato Club subscriptions are typically recognized immediately when paid. Enrollment fees earned from legacy subscriptions are recognized over the estimated life of the subscriptions of five years.

We derive our travel revenue from our travel operations, including per trip, nightly and service fees charged to our subscribers, guests per trip, our experiences, and Bespoke travel. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Wheels Up, Exclusive Resorts and others. Travel revenue related to stays in our residences is higher than travel revenue related to stays at our hotel partners because our residences generally have higher average nightly rates, as residences are typically larger and accommodate more guests than hotel rooms. In the year ended December 31, 2020, we delivered 56,000 nights in our residences and 28,400 nights in hotel rooms. In the year ended December 31, 2021, we delivered 95,994 nights in our residences and 47,198 nights in hotel rooms. Additionally, in the year ended December 31, 2022, we delivered 114,927 nights in our residences and 73,084 nights in hotel rooms. Travel revenue is generally recognized when travel occurs and amounts billed are initially recorded as deferred revenue until recognized when travel occurs.

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

General and administrative

General and administrative expenses include costs related to our overall operations, including executive management, finance and accounting, legal, people operations and corporate information services. General and administrative expenses also include all equity-based compensation costs related to all employees. We expect to continue to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and stock exchange, as well as higher expenses for corporate insurance, director and officer insurance, investor relations and professional services. Overall, we expect general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

Sales and marketing

Sales and marketing expenses include costs related to the sales and marketing of our products, including personnel related costs, as well as costs paid for advertising and lead generation. We expect sales and marketing expense will decline as a percentage of revenue for the foreseeable future.

Operations

Operations expenses include costs related to providing, acquiring and overall management of our properties as well as providing subscriber services. These costs include the cost of personnel working in our subscriber services teams, real estate development teams and the cost of subscriber benefits including lounges and events. We expect operations to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to expand our property offerings.

Depreciation and amortization

Depreciation and amortization expense primarily consist of depreciation of property and equipment including furniture and fixtures, as well as amortization of capitalized internal-use software development costs.

Technology and development

Technology and development expenses include costs related to the development of our technology that supports our products, including website and app development and ongoing maintenance. These costs include the costs of personnel working on our development teams. We expect technology and development costs to increase on an absolute dollar basis for the foreseeable future to the extent that we continue to develop and expand our product offerings.

Interest, net

Interest consists primarily of interest expense incurred on our revolving credit facility (the “Revolver”) net of interest income earned on cash holdings.

Warrant fair value losses (gains)

Warrant fair value gains or losses consist of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at the end of each period and the gain or loss flows is recognized.

Results of operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2020, 2021, and 2022:

				Amount of		Percent change	Amount of		Percent change
				increase		favorable	increase		favorable
	For the year ended December 31,			(decrease)		(unfavorable)	(decrease)		(unfavorable)

	2020	2021	2022	2020 to 2021			2021 to 2022

	(in thousands, except percentages)
Revenue	$165,590	$234,747	$345,530	$69,157		42%	$110,783		47%
Cost of revenue	100,599	152,747	229,287	52,148		(52)%	76,540		(50)%
Gross margin	64,991	82,000	116,243	17,009		26%	34,243		42%
Gross margin percent	39%	35%	34%	(4)	pp	(11)%	(1)	pp	(4)%

General and administrative (including equity-based compensation of $2,790, $3,258 and $8,802 in 2020, 2021 and 2022, respectively)	25,940	50,477	68,383	24,537		(95)%	17,906		(35)%
Sales and marketing	14,764	27,821	38,540	13,057		(88)%	10,719		(39)%
Operations	18,814	26,814	41,267	8,000		(43)%	14,453		(54)%
Technology and development	2,787	4,914	13,615	2,127		(76)%	8,701		(177)%
Depreciation and amortization	2,898	2,619	3,191	(279)		10%	572		(22)%
Interest, net	542	635	188	93		(17)%	(447)		70%
Warrant fair value (gains) losses	(214)	456	1,696	670		(313)%	1,240		(272)%
Gain on forgiveness of debt	—	(9,518)	—	(9,518)		n/m	9,518		(100)%
Other income, net	—	—	(355)	—		n/m	(355)		n/m
Loss and comprehensive loss before income taxes	(540)	(22,218)	(50,282)	(21,678)		n/m %	(28,064)		(126)%
Income tax expense	—	—	799	—		n/m	799		n/m
Net loss and comprehensive loss	$(540)	$(22,218)	$(51,081)	$(21,678)		n/m %	(28,863)		(130)%

n/m - non-meaningful

pp – percentage point

Comparison of the years ended December 31, 2021 and 2022:

Revenue. Total revenue increased $111 million from $235 million for the year ended December 31, 2021 to $346 million for the year ended December 31, 2022, an increase of 47%, primarily in response to the increase in demand for travel in 2022 over the same period in 2021 as a result of easing travel restrictions from the COVID-19 pandemic, an increase in subscriber counts and bookings, as well as in response to increased marketing initiatives.

Subscription revenue increased by $46 million from $100 million for the year ended December 31, 2021 to $146 million for the year ended December 31, 2022, an increase of 46%, primarily as a result of continued growth of the subscriber base and the continued growth of the Inspirato Pass and new Inspirato Club subscriptions which were launched in 2019. These new subscription products have a significantly lower enrollment fee than prior subscription products, which has contributed to an increase in overall subscription sales. Also, the new subscription products have higher per subscriber annual revenues than legacy products. We had 14,875 and 16,051 Active Subscriptions at December 31, 2021 and 2022, respectively.

Travel revenue increased by $65 million, from $134 million for the year ended December 31, 2021 to $199 million for the year ended December 31, 2022, an increase of 48%, primarily due to loosening of COVID-19 related travel restrictions driving an increase in travel demand and an increase in subscriber count.

Cost of revenue. Cost of revenue increased $77 million from $153 million for the year ended December 31, 2021 to $229 million for the year ended December 31, 2022, an increase of 50%. This increase was primarily a result of higher direct travel costs resulting from increased travel. Lease payments on properties also increased due to the addition of new properties. Additionally, we incurred $0.9 million in asset impairment costs related to our leased portfolio. Our gross margin increased $34 million from $82 million for the year ended December 31, 2021 to $116 million for the year ended December 31, 2022. The gross margin percentage decreased from 35% for the year ended December 31, 2021 to 34% for the year ended December 31, 2022 due largely to an increase in expenses related to additional properties in our vacation portfolio that outpaced growth in our subscriber base and an increased volume of nightly travel stays.

General and administrative. General and administrative expenses excluding equity-based compensation increased $12 million from $47 million for the year ended December 31, 2021 to $60 million for the year ended December 31, 2022, an increase of 26%. General and administrative employees were 152 and 147 at December 31, 2021 and 2022, respectively. Overall, our average headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system upgrades and costs incurred as a result of operating as a publicly traded company. Our equity-based compensation increased $5.5 million from $3.3 million for the year ended December 31, 2021 to $8.8 million for the year ended December 31, 2022, an increase of 170%, as a result of new grants made in the second quarter of 2022 for which expense began to be recognized during the year ended December 31, 2022.

Transaction costs included in general and administrative. The Company incurred $25 million in transaction costs related to the Business Combination during the year ended December 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed within general and administrative expenses.

Sales and marketing. Sales and marketing expenses increased $11 million from $28 million for the year ended December 31, 2021 to $39 million for the year ended December 31, 2022, an increase of 39%, due to increased spending on television advertising, digital advertising, paid search advertising, and social media advertising as well as the hiring of additional sales and marketing team members. Sales and marketing employees were 156 and 189 at December 31, 2021 and 2022, respectively.

Operations. Operations expenses increased $14 million from $27 million for the year ended December 31, 2021 to $41 million for the year ended December 31, 2022, an increase of 54%, primarily due to an increase in operations staff required to service our growing customer base and increase in demand for travel. Operations employees were 303 and 470 at December 31, 2021 and 2022, respectively.

Technology and development. Technology and development expenses increased $8.7 million from $4.9 million for the year ended December 31, 2021 to $14 million for the year ended December 31, 2022, an increase of 177%, primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 55 and 98 at December 31, 2021 and 2022, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million from $2.6 million for the year ended December 31, 2021 to $3.2 million for the year ended December 31, 2022, an increase of 22%, primarily due to recent property and equipment purchases in conjunction with furnishing a growing leased property portfolio over the year ended December 31, 2022.

Interest expense, net. Interest expense decreased 55% from $0.6 million for the year ended December 31, 2021 to $0.2 million for the year ended December 31, 2022 due to the Company’s pay-off of its Revolver early in the third quarter of 2022. Additionally, the decrease was in part due to an increase in interest income from $4 thousand for the year ended December 31, 2021 to $100 thousand for the year ended December 31, 2022, due to the Company’s receipt of interest in relation to our cash investments.

Change in fair value of common stock warrant liability. Warrant fair value losses increased from $0.5 million for the year ended December 31, 2021 to $1.7 million for the year ended December 31, 2022, an increase of 272%. See Note 13 - Warrants in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Gain on forgiveness of debt. During the year ended December 31, 2020, we received a PPP loan in the amount of $9.4 million with a maturity date of April 2022. We submitted a request for forgiveness of the entire loan balance in September 2020, and in June 2021, we received notice from the SBA that the loan was forgiven and the SBA repaid the lender on our behalf. We recorded a gain on forgiveness debt of $9.5 million in June 2021, representing the principal amount of the loan and accrued interest through the forgiveness date.

Other income. During the year ended December 31, 2022, we recorded non-operating income related to a one-time payment of $0.6 million. This amount was offset by miscellaneous non-operating expenses incurred during 2022.

Income tax expense. Our income tax expense consists of an estimate for foreign taxes based on exacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes and as such did not record income tax expense.

Comparison of the years ended December 31, 2020 and 2021:

Revenue. Total revenue increased $69 million from $166 million for the year ended December 31, 2020 to $235 million for the year ended December 31, 2021, an increase of 42% primarily due to an increase in demand for travel following the COVID-19 pandemic outbreak, the loosening of COVID-19 pandemic travel restrictions, new Inspirato product offerings, and an increase in active subscriptions.

Subscription revenue increased by $8 million from $92 million for the year ended December 31, 2020 to $100 million for the year ended December 31, 2021, an increase of 9%, as a result of launching the Inspirato Pass subscription product in late 2019 and the new Inspirato Club subscription product in 2020. These new subscription products have a significantly lower enrollment fee than prior subscription products and this resulted in an increase in overall subscription sales. Also, the new subscription products have higher per subscriber annual revenues than legacy products. At December 31, 2020, we had 12,631 compared to 14,875 Active Subscriptions at December 31, 2021. In addition, we offered more discounts to subscribers in the year ended December 31, 2020 to retain members during the pandemic than in the year ended December 31, 2021.

Travel revenue increased by $60 million from $74 million in the year ended December 31, 2020 to $134 million for the year ended December 31, 2021, an increase of 81%, primarily due to loosening of travel restrictions and increase in travel demand.

Cost of revenue. Cost of revenue increased $52 million from $101 million in the year ended December 31, 2020 to $153 million in the year ended December 31, 2021, an increase of 52%. This increase was primarily a result of higher direct travel costs resulting from increased travel as a result of higher travel demand and loosened travel restrictions. Lease payments on properties we lease also increased year over year. Many of our lease agreements include force majeure clauses which enabled us to not make payments on those leases when the related properties were not in use due to the COVID-19 pandemic. The exercise of force majeure clauses was largely isolated to the year ended December 31, 2020. Our gross margin decreased from 39% in the year ended December 31, 2020 to 35% in the year ended December 31, 2021 due largely to the force majeure exercises in the year ended December 31, 2020 and the subsequent increase in lease payments in the year ended December 31, 2021.

General and administrative. General and administrative expenses excluding equity-based compensation increased $24 million from $23 million for the year ended December 31, 2020 to $47 million for the year ended December 31, 2021, an increase of 104%. General and administrative employees were 108 and 152 at December 31, 2020 and 2021, respectively. Overall our headcount and costs increased to accommodate increased travel demand and to prepare for becoming a publicly traded company. Our equity-based compensation increased $0.5 million from $2.8 million for the year ended December 31, 2020 to $3.3 million for the year ended December 31, 2021, an increase of 17%, as a result of new grants made in the 2021 for which expense was recognized during the year ended December 31, 2021.

Sales and marketing. Sales and marketing expenses increased $13 million from $15 million in the year ended December 31, 2020 to $28 million in the year ended December 31, 2021, an increase of 88%, due to an increase in travel demand, higher subscription activity and increased marketing efforts. Sales and marketing employees were 72 and 156 at December 31, 2020 and 2021, respectively.

Operations. Operations expenses increased $8.0 million from $19 million for the year ended December 31, 2020 to $27 million for the year ended December 31, 2021, an increase of 43%. This was due to the increase in travel demand and indirect travel related costs returning to pre-pandemic levels. Operations employees were 282 and 303 at December 31, 2020 and 2021, respectively.

Technology and development. Technology and development expenses increased $2.1 million from $2.8 million for the year ended December 31, 2020 to $4.9 million for the year ended December 31, 2021, an increase of 76%, due largely to increased investment in our information technology infrastructure, which was driven by an overall increase in travel demand.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.3 million from $2.9 million for the year ended December 31, 2020 to $2.6 million for the years ended December 31, 2021, a decrease of 10%. The decrease was primarily due to a slowing of furniture purchases during the COVID-19 pandemic and reduction in capitalized costs year over year.

Interest expense, net. Interest expense increased $0.1 million from $0.5 million in the year ended December 31, 2020 to $0.6 million in the year ended December 31, 2021, an increase of 17%, due to interest incurred on the PPP loan and slightly higher borrowings against the Company’s line of credit.

Gain on forgiveness of debt. See Gain on forgiveness of debt discussion, above, at comparison of the year ended December 31, 2021 and 2022.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operations activities primarily from subscription and travel revenue as well as our financing activities, including borrowings under our Revolver. In connection with the closing of the Business Combination, we raised $90 million of gross proceeds. Additionally, we incurred $25 million in transaction costs during the year ended December 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed. The total net cash proceeds to us were $66 million. On April 7, 2022, we issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million. We intend to use the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

As of December 31, 2022, we had $80 million of cash and cash equivalents, $1.7 million of restricted cash and no amounts drawn under the Revolver. In July 2022, we repaid all amounts drawn on the Revolver. The Company was not in compliance with the covenants on the Revolver at December 31, 2022 and had not been in compliance since May 2022. In March 2023 the Company terminated the Revolver.

Since inception, we have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue balance. In addition, we also have significant deferred revenue related to travel that is paid in advance but not yet taken. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

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

The following table sets forth general information derived from our consolidated statements of cash flows:

	For the year ended December 31,
	2020	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$11,579	$28,755	$(45,689)
Net cash used in investing activities	(3,892)	(4,016)	(14,270)
Net cash provided by (used in) financing activities	16,550	(8,787)	58,945
Net increase (decrease) in cash and cash equivalents	$24,237	$15,952	$(1,014)

We may seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business, financial condition and results of operations could be adversely affected. As of December 31, 2022 and as of the date of this filing, the Company had no deposits with Silicon Valley Bank, Signature Bank or Silvergate Bank.

Cash Flows

Comparison of the years ended December 31, 2021 and 2022

Cash flows provided by (used in) operating activities. Cash flow from operating activities decreased from providing $29 million in 2021 to using $46 million in 2022. This decrease was primarily due to the changes in current assets and liabilities which provided $53 million in 2021 compared to using $10 million in 2022. This was primarily the result of decreases in deferred revenue and accounts payable, in addition to a change in lease liability as a result of payments on lease agreements. Additional reasons for the decrease include an increased focus on obtaining longer term memberships over the past year, resulting in an increase in payments of deposits.

Cash flows used in investing activities. Cash used in investing activities was $4.0 million in 2021 and $14 million in 2022. We incurred higher expenditures for leasehold improvements as the number of net new added properties to our lease portfolio increased from 93 added during the year ended December 31, 2021 to 134 added during the year ended December 31, 2022.

Cash flows (used in) provided by financing activities. Cash flow from financing activities increased from using $8.8 million in 2021 to providing $59 million in 2022. The primary reason for the increase was $90 million in proceeds as a result of the Business Combination, partially offset by $24 million used in the payment of costs and repayment of debt related to the Business Combination.

Comparison of years ended December 31, 2020 and 2021

Cash flows provided by operating activities. Cash flow from operating activities increased from $12 million in 2020 to $29 million in 2021. This increase was primarily due to the changes in current assets and liabilities which provided $5 million in 2020 compared to providing $53 million in 2021. This was primarily the result of a significant increase in deferred revenue and higher accounts payable balances. Increased travel demand and investment in our business operations drove an increase for both categories.

This change in cash resulting from changes in assets and liabilities was partially offset by a $30 million decrease in net income excluding depreciation, amortization, warrant fair value adjustments, equity-based compensation, and gain on forgiveness of debt.

Cash flows used in investing activities. Cash used in investing activities was approximately $4 million in both 2020 and 2021. While we incurred less costs for internally developed software in 2021, this was largely offset by higher expenditures for leasehold improvements as new properties were added to our lease portfolio.

Cash flows (used in) provided by financing activities. The loan facility had a balance of $13 million outstanding on December 31, 2021 compared to $14 million outstanding at December 31, 2020. We redeemed $7.7 million in preferred and common units of Inspirato LLC in December 2021.

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

The above items are excluded from our Adjusted Net Loss measure because management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss to Adjusted Net Loss:

	For the year ended December 31,
	2020	2021	2022

		(in thousands)
Net loss and comprehensive loss	$(540)	$(22,218)	$(51,081)
Warrant fair value (gains) losses	(214)	456	1,696
Gain on forgiveness of debt	—	(9,518)	—
Adjusted Net Loss	$(754)	$(31,280)	$(49,385)

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest expense, interest income, taxes, depreciation and amortization, equity-based compensation expense, warrant fair value gains and losses, asset impairment, public company readiness expenses and gain on forgiveness of debt.

The above items are excluded from our Adjusted EBITDA measure because management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the year ended December 31,
	2020	2021	2022

	(in thousands)
Net loss and comprehensive loss	$(540)	$(22,218)	$(51,081)
Public company readiness costs	—	7,511	1,092
Equity-based compensation	2,790	3,258	8,802
Depreciation and amortization	4,632	4,275	5,436
Interest, net	542	635	188
Warrant fair value (gains) losses	(214)	456	1,696
Asset impairment	—	—	925
Gain on forgiveness of debt	—	(9,518)	—
Income taxes	—	—	799
Adjusted EBITDA	$7,210	$(15,601)	$(32,143)
Adjusted EBITDA Margin (1)	4.4%	(6.6)%	(9.3)%

(1) We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and additions to capitalized software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and additions to capitalized software, that can be used for strategic initiatives. Our Free Cash Flow is impacted by the timing of bookings because we collect travel revenue between the time of booking and 30 days before a stay or experience occurs. The following table presents the components of Free Cash Flow for the years ended December 31, 2020, 2021 and 2022.

	For the year ended December 31,
	2020	2021	2022

	(in thousands)
Net cash provided by (used in) operating activities	$11,579	$28,755	$(45,689)
Development of internal-use software	(2,274)	(1,052)	(5,420)
Purchase of property and equipment	(1,618)	(2,964)	(8,850)
Free Cash Flow (Deficit)	$7,687	$24,739	$(59,959)

Lease Obligations

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Future minimum annual commitments under these operating leases are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2023	$87,822
2024	62,361
2025	49,777
2026	41,455
2027	27,901
Thereafter	64,274
Total minimum lease payments	$333,590

As of December 31, 2022, the Company was party to 57 leases that had not yet commenced. Future payments under these leases were $118 million at December 31, 2022.

Our Revolver had a balance of $13 million and $0 million as of December 31, 2021 and December 31, 2022, respectively. The Company was not in compliance with the covenants on the Revolver at December 31, 2022 and had not been in compliance since May 2022. The Company repaid the Revolver in full in July 2022 and has not subsequently drawn on the Revolver. In March 2023 the Company terminated the Revolver.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Revenue Recognition

The Company recognizes revenue from monthly or annual subscription fees over time. The Company has determined that enrollment fees for subscriptions that are not substantive do not provide a material right to customers. These enrollment fees are recognized upon receipt. Legacy Inspirato Club subscriptions included substantive upfront enrollment fees. These enrollment fees may have entitled the subscriber to reduced annual dues, travel or other perks. The value of those services, estimated based on their stand-alone selling price, is deferred and recognized when those services are provided. The remaining revenue is recognized on a straight-line basis over the expected average life of these subscription types. The average estimated life of these subscriptions is five years. The option to renew is considered a material right of the customer and is treated herein as an additional performance obligation.

The calculation of the expected average life of subscriptions with substantive upfront enrollment fees is a critical estimate in the recognition of revenue associated with enrollment fees. The calculation includes certain management judgments and projections regarding the estimated period that customers are expected to remain subscribers and continue to benefit from these subscriptions along with annual renewal rates for these subscriptions. Management relies on multiple metrics to determine the average customer life. These include historical average renewal and attrition rates, expected future renewal rates and other qualitative measures obtained through market research. The Company reviews its estimates and assumptions with regard to the average customer life based on the Company’s projections and historical experience on an annual basis. The expected average life of subscriptions with substantive upfront enrollment fees was five years.

Revenue from travel is recognized when performance obligations are met, generally over the period of the stay.

Goodwill

Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. We have determined that we have one reporting unit. The impairment test requires that we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we then perform a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, we would compare the estimated fair value of each reporting unit to its carrying value. We determined based on the qualitative assessments that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, therefore no quantitative impairment tests were performed at December 31, 2021 or 2022, and no goodwill impairment charges were recognized in the years ended December 31, 2020, 2021 and 2022.

Equity-based compensation

We account for equity-based payments for all transactions in which an entity exchanges its equity instruments for goods or services, which generally requires us to measure the cost of employee services received in exchange for an award of equity instruments in earnings based on the fair value and vesting provisions of the award on the date of grant. Forfeitures are accounted for as they occur by reversing the expense previously recognized in the period of the forfeiture.

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

Recently Adopted Accounting Pronouncements

For further information on recently adopted accounting pronouncements, see Note 2(h) - Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our principal market risks are our exposure to interest rates and foreign currency risks.

Interest Rate Risk

We are exposed to interest rate risk primarily related to our outstanding debt. Changes in interest rates affect the interest earned on its total cash as well as interest paid on its debt.

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2022. We do not have a balance drawn on the Revolver at December 31, 2022.

Foreign Currency Risk

We are exposed to foreign currency risk related expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the year ended December 31, 2022, our expenditures included approximately $19 million in foreign currencies, primarily in Mexican Pesos and Euros. A hypothetical 100 basis points increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our consolidated financial statements for the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Inspirato Incorporated
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inspirato Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Denver, Colorado
March 15, 2023

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2021	2022
Assets
Current assets
Cash and cash equivalents	$80,233	$80,278
Restricted cash	2,720	1,661
Accounts receivable, net	2,389	3,140
Accounts receivable, net – related parties	386	663
Prepaid subscriber travel	17,183	19,915
Prepaid expenses	11,101	10,922
Other current assets	762	302
Total current assets	114,774	116,881
Property & equipment, net	8,695	18,298
Goodwill	21,233	21,233
Right-of-use assets	—	271,702
Other noncurrent assets	1,068	2,253
Total assets	$145,770	$430,367
Liabilities
Current liabilities
Accounts payable	$33,140	$30,611
Accrued liabilities	6,035	5,475
Deferred revenue, current	176,813	167,733
Deferred rent, current	457	—
Debt	13,267	—
Lease liabilities, current	—	74,299
Total current liabilities	229,712	278,118
Deferred revenue, noncurrent	14,450	18,321
Deferred rent, noncurrent	7,468	—
Lease liabilities, noncurrent	—	208,159
Warrants	547	759
Total liabilities	252,177	505,357

Commitments and contingencies (Note 12)

Temporary equity (Note 3)

Series A-1; 222 authorized and 217 issued and outstanding at December 31, 2021; none at December 31, 2022	12,809	—
Series A-2; 130 authorized, issued, and outstanding at December 31, 2021; none at December 31, 2022	5,489	—
Series B; 193 authorized, issued, and outstanding at December 31, 2021; none at December 31, 2022	19,860	—
Series B-1; 128 authorized and 124 issued and outstanding at December 31, 2021; none at December 31, 2022	15,282	—
Series D; 158 authorized, issued, and outstanding at December 31, 2021; none at December 31, 2022	20,125	—
Series E; 132 authorized and 96 issued and outstanding at December 31, 2021; none at December 31, 2022	9,719	—
Total temporary equity	83,284	—

Equity
Series C; 491 authorized, issued, and outstanding at December 31, 2021; none at December 31, 2022 (Note 3)	21,477	—
Common units 4,470 authorized; 1,149 issued and outstanding at December 31, 2021; none at December 31, 2022 (Note 3)	—	—
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 62,716 shares issued and outstanding as of December 31, 2022	—	6
Class V common stock, $0.0001 par value, 500,000 shares authorized, 61,360 shares issued and outstanding as of December 31, 2022	—	6
Additional paid-in capital	—	245,652
Accumulated deficit	(211,168)	(233,931)
Total equity excluding noncontrolling interest	(189,691)	11,733
Noncontrolling interests (Note 16)	—	(86,723)
Total equity	(189,691)	(74,990)
Total liabilities, temporary equity, and equity	$145,770	$430,367

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	December 31,
	2020	2021	2022
Revenue	$165,590	$234,747	$345,530
Cost of revenue (including depreciation of $1,734, $1,656 and $2,245 in 2020, 2021 and 2022 respectively)	100,599	152,747	229,287
Gross margin	64,991	82,000	116,243
General and administrative (including equity-based compensation of $2,790, $3,258 and $8,802 in 2020, 2021 and 2022, respectively)	25,940	50,477	68,383
Sales and marketing	14,764	27,821	38,540
Operations	18,814	26,814	41,267
Technology and development	2,787	4,914	13,615
Depreciation and amortization	2,898	2,619	3,191
Interest, net	542	635	188
Warrant fair value (gains) losses	(214)	456	1,696
Gain on forgiveness of debt	—	(9,518)	—
Other income, net	—	—	(355)
Loss and comprehensive loss before income taxes	(540)	(22,218)	(50,282)
Income tax expense	—	—	799
Net loss and comprehensive loss	(540)	(22,218)	(51,081)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	—	—	27,024
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(540)	$(22,218)	$(24,057)

Basic and diluted weighted average common units and Class A shares outstanding	105,543	105,513	52,310
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share, respectively	$(0.01)	$(0.21)	$(0.46)

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2020 (as previously reported)	1,166	$—	491	$21,477	—	$—	—	$—	$—	$(186,932)	$—	$(165,455)
Reverse recapitalization, net (Note 3)	104,377	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2020, after effect of reverse recapitalization	105,543	—	—	—	—	—	—	—	21,477	(186,932)	—	(165,455)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(540)	—	(540)
Equity-based compensation	—	—	—	—	—	—	—	—	2,790	—	—	2,790
Balance at December 31, 2020	105,543	$—	—	$—	—	$—	—	$—	$24,267	$(187,472)	$—	$(163,205)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(22,218)	—	(22,218)
Equity-based compensation	—	—	—	—	—	—	—	—	3,258	—	—	3,258
Redeemed united	(712)	—	—	—	—	—	—	—	(7,258)	—	—	(7,258)
Issuance of common units upon exercise of stock option awards, net of shares withheld for income taxes	27	—	—	—	—	—	—	—	(148)	—	—	(148)
Distributions	—	—	—	—	—	—	—	—	(120)	—	—	(120)
Balance at December 31, 2021	104,858	$—	—	$—	—	$—	—	$—	$19,999	$(209,690)	$—	$(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(24,057)	(27,024)	(51,081)
Equity-based compensation	—	—	—	—	—	—	—	—	8,802	—	—	8,802
Issuance of common stock	—	—	—	—	490	—		—	5,000		—	5,000
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	1,894	—	—	—	1,225	—	—	1,225
Issuance of Class A shares upon conversion of Class V shares					8,421	1	(8,421)	(1)	(4,957)		4,957	—
Distributions	—	—	—	—	—	—	—	—	—	(184)	—	(184)
Balance at December 31, 2022	—	$—	—	$—	62,716	$6	61,360	$6	$245,652	$(233,931)	$(86,723)	$(74,990)

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Consolidated net loss	$(540)	$(22,218)	$(51,081)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,632	4,275	5,436
Loss on disposal of fixed assets	—	—	207
Warrant fair value losses	(214)	456	1,696
Equity‑based compensation	2,790	3,258	8,802
Gain on forgiveness of debt	—	(9,518)	—
Asset impairment	—	—	925
Amortization of right-of-use asset	—	—	88,098
Changes in operating assets and liabilities, net of reverse recapitalization:
Accounts receivable, net	7,782	589	(751)
Accounts receivable, net – related parties	216	118	(277)
Prepaid member travel	2,355	(5,379)	930
Prepaid expenses	348	(4,990)	(4,577)
Other assets	7	191	(725)
Accounts payable	(5,907)	17,085	(3,518)
Accrued liabilities	(963)	2,957	(560)
Lease liability	—	—	(85,085)
Deferred revenue	765	42,301	(5,209)
Deferred rent	308	(370)	—
Net cash provided by (used in) operating activities	11,579	28,755	(45,689)

Cash flows from investing activities:
Development of internal-use software	(2,274)	(1,052)	(5,420)
Purchase of property and equipment	(1,618)	(2,964)	(8,850)
Net cash used in investing activities	(3,892)	(4,016)	(14,270)

Cash flows from financing activities:
Repayments of debt	(21,000)	(765)	(27,267)
Proceeds from debt	37,550	—	14,000
Common unit redemptions	—	(7,258)	—
Preferred unit redemptions	—	(496)	—
Proceeds from reverse recapitalization (Note 3)	—	—	90,070
Payments of reverse recapitalization costs (Note 3)	—	—	(23,899)
Proceeds from issuance of Class A common stock	—	—	5,000
Payments of employee taxes for unit option exercises	—	(148)	(669)
Proceeds from unit option exercises	—	—	1,894
Distributions	—	(120)	(184)
Net cash provided by (used in) financing activities	16,550	(8,787)	58,945

Net increase (decrease) in cash, cash equivalents, and restricted cash	24,237	15,952	(1,014)
Cash, cash equivalents, and restricted cash – beginning of year	42,764	67,001	82,953
Cash, cash equivalents, and restricted cash – end of year	$67,001	$82,953	$81,939

Supplemental cash flow information:
Cash paid for interest	$584	$609	$288
Cash paid for income taxes	—	—	81
Significant noncash transactions:
Gain on forgiveness of debt	—	9,518	—
Conversion of Class V to Class A stock	—	—	4,957
Conversion of preferred stock in connection with reverse recapitalization	—	—	104,761
Warrants acquired at fair value	—	—	9,874
Warrants exercised	—	—	8,390
Fixed assets purchased but unpaid, included in accounts payable at period end	—	—	989
Operating lease right-of-use assets exchanged for lease obligations	—	—	355,214
Conversion of deferred rent and prepaid rent to right-of-use assets	—	—	6,831

INSPIRATO INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inspirato Incorporated was incorporated in Delaware on July 31, 2020 as Thayer Venture Acquisitions Corporation (“Thayer”); a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger with one or more operating businesses. On February 11, 2022 (the “Closing Date”), Thayer and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (the “Business Combination Agreement”) whereby amongst other transactions, a subsidiary of Thayer merged within and into Inspirato LLC with Inspirato LLC as the surviving company, resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”).

The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the consolidated financial statements presented herein represent the operating results, assets and liabilities of Inspirato LLC before and after the Business Combination. See Note 3 – Reverse Recapitalization.

As of December 31, 2022, the Company’s only subsidiary is Inspirato LLC and Inspirato LLC had 28 subsidiaries, of which 16 are wholly owned domestic limited liability companies and one was a branch. The remaining 12 and the branch, which are owned through direct domestic subsidiaries, are as follows: (i) a wholly owned Mexican company with a foreign designation equivalent to a limited liability company (S.R.L.); (ii) a wholly owned Turks and Caicos Islands limited company; (iii) a wholly owned Cayman Islands exempted company; (iv) a wholly owned Costa Rican limited liability company; (v) a wholly owned Italian S.R.L.; (vi) a wholly owned Canadian unlimited liability company; (vii) a wholly owned Dominican Republic branch of a wholly owned domestic liability company; (viii) a wholly owned U.S. Virgin Islands limited liability company; (ix) a wholly owned Puerto Rican limited liability company; (x) a wholly owned Grenadian limited liability company; (xi) a wholly owned British Virgin Islands designated company; (xii) a wholly owned Anguillan non-public company; and (xiii) a second wholly owned Mexican company with a foreign designation equivalent to a limited liability company (S.R.L). These entities typically lease local properties.

Since early 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. The COVID-19 pandemic had a materially adverse impact on the Company’s results of operations and financial condition during years ended December 31, 2020 and 2021. Revenues declined as a result of reduced travel and management undertook cost reduction methods in response. No impairments were recorded during the periods presented directly related to the COVID-19 pandemic. While COVID-19 continues to impact the world, through December 31, 2022 as restrictions were lifted across travel destinations, revenues recovered to pre-pandemic levels. Management cannot estimate the length or impacts of the COVID-19 outbreak on the Company’s future operations, financial position and cash flows, particularly if there are significant impacts that occur in the future.

(2) Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.

For the years ended December 31, 2020 and 2021, these consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of Inspirato LLC. The consolidated balance sheet as of December 31, 2021 presents the financial condition of Inspirato LLC and its wholly owned subsidiaries. All intercompany balances and transactions of Inspirato LLC have been eliminated.

The Business Combination was accounted for as a reverse recapitalization and the consolidated financial statements presented herein for periods subsequent to the Closing Date are for Inspirato Incorporated and its subsidiaries, including Inspirato LLC. Inspirato LLC was the accounting acquirer of Thayer and the consolidated financial statements for all periods prior to February 11, 2022 are those of Inspirato LLC. See Note 3 – Reverse Recapitalization for more information.

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

(b) Principles of Consolidation

For the period of February 11, 2022 through December 31, 2022, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Inspirato LLC. In determining the accounting of Inspirato Incorporated’s interest in Inspirato LLC after the Business Combination, management concluded Inspirato LLC was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, Inspirato LLC was evaluated under the voting interest model. As Inspirato Incorporated has the right to appoint a majority (four of the seven) managers of Inspirato LLC, Inspirato Incorporated controls Inspirato LLC, and therefore, the financial results of Inspirato LLC and its subsidiaries, after the Closing on February 11, 2022, are consolidated with and into Inspirato Incorporated’s financial statements.

For the days and periods prior to Business Combination, the consolidated financial statements of the Company comprise the accounts of Inspirato LLC and its wholly owned subsidiaries. All intercompany accounts and transactions among Inspirato LLC and its consolidated subsidiaries were eliminated. For periods after the Business Combination, all intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

The consolidated financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation and estimated economic lives of capitalized software and long-lived assets, contingencies, allowance accounts, expected length of certain subscription types, and fair value measurements related to stock-based compensation.

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in highly liquid investments purchased with an original maturity of three months or less. Cash balances held in banks exceed the federal depository insurance limit. The Company’s cash is only insured up to the federal depository insurance limit. A significant portion of the Company’s cash balances are held at a single banking institution and the Company has not experienced any losses as a result of this concentration.

Amounts in transit from credit card processors are also considered cash equivalents because they are both short term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

(e) Restricted Cash

The Company classifies deposits as required to be maintained by its credit card and ACH processors as restricted cash.

(f) Accounts Receivable

Accounts receivables from customers are recorded at the original invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on historical experience, aging of receivables, economic trends and other factors that may affect the Company’s ability to collect from customers, and was not significant at December 31, 2021 and 2022.

(g) Property and Equipment

Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets are depreciated over their estimated useful lives ranging from three to five years. Direct costs incurred in the development of internal-use software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred.

The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than we had originally estimated. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life.

There was no impairment of any long-lived assets in the three years ended December 31, 2022.

(h) Leases

The Company is party to operating lease agreements for its vacation homes, hotels and corporate offices. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations remains similar to legacy lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting.

The Company adopted ASC 842 as of January 1, 2022 using the modified retrospective approach (“adoption of the new lease standard”). This approach allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. The Company elected to apply the new guidance at the date of adoption without restating prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical determination of contracts as leases and lease classification and not reassess initial direct costs for historical lease arrangements. The Company also elected the practical expedient to not separate lease and non-lease components for all of our current classes of leases.

Operating lease assets are included within right-of-use (“ROU”) assets and the corresponding operating lease liabilities are included within current liabilities and other noncurrent liabilities on the Company’s consolidated balance sheet as of December 31, 2022.

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

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the (i) recording ROU assets of $202 million and (ii) recording lease liabilities of $209 million, as of January 1, 2022 on the consolidated balance sheets. The Company also reclassified prepaid expenses of $1.1 million and deferred rent balances (including tenant improvement allowances and other liability balances) of $7.9 million relating to the Company’s existing lease arrangements as of December 31, 2021, into the ROU asset balance as of January 1, 2022. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The adoption of the new lease standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows and had no impact on our debt covenants. During the year ended December 31, 2022, the Company recognized $0.9 million of impairment expense related to properties with carrying values in excess of their recoverable values. The expense was recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

(i) Equity-Based Compensation

The Company accounts for equity-based compensation for all transactions in which an entity exchanges its equity instruments for goods or services, which generally require the Company to measure the cost of employee services received in exchange for an award of equity instruments in earnings based on the fair value and vesting provisions of the award on the date of grant. Historical data by participant groupings is used to estimate option forfeitures and record unit-based compensation expense only for those option awards that are expected to vest. The Company accounts for Restricted Stock Option forfeitures as they occur. Compensation cost is recognized on a straight-line basis over the requisite service period.

(j) Goodwill

Goodwill arose from the acquisition of certain assets of Portico Club, LLC (“Portico”) on December 16, 2013.

Goodwill was recorded based on management’s best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company has determined that the Company has one reporting unit. The test for impairment requires that the Company first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs a quantitative impairment test. Otherwise, the quantitative impairment test is not required. The Company performs our annual impairment review of goodwill at December 1 and when a triggering event occurs between annual impairment tests. Under the quantitative impairment test, the Company would compare the estimated fair value of each reporting unit to its carrying value. The Company determined based on the qualitative assessments that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, therefore no quantitative impairment tests were performed at December 31, 2021 or 2022 and no goodwill impairment charges were recognized in the years ended December 31, 2020, 2021 and 2022.

(k) Revenue

The Company’s revenue is reported net of discounts and incentives as a reduction of the transaction price. Some of the Company’s contracts with customers contain multiple performance obligations. For customer contracts that include multiple performance obligations, the Company accounts for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers.

Subscription Revenue

The Company’s contracts with customers grants access to book the Company’s residences and other privileges that vary based on the type of subscription. The Company’s predominant subscription offerings include Inspirato Club and Inspirato Pass subscriptions. Inspirato Club subscriptions grant access to its portfolio. In addition to Inspirato Club subscription benefits, Inspirato Pass subscriptions include the ability to book certain stays without paying additional nightly rates, taxes or fees. Subscriptions generally include an enrollment fee and monthly or annual fees, for which customers can prepay up to several years at once. The Company has an unconditional right to these fees in its contracts with customers for a subscription as the Company provides the right to book to its customers. Thus, the Company recognizes revenue from monthly or annual fees over their related time period. Certain legacy Inspirato Club subscriptions included substantive upfront enrollment fees. These enrollment fees may have entitled the subscriber to reduced dues, travel or other perks. The value of those services, estimated based on their stand-alone selling price, were deferred and recognized when those services are provided. The remaining revenue is recognized on a straight-line basis over the expected average life of these subscription types. The option to renew is considered a material right of the customer and is treated herein as an additional performance obligation.

The calculation of the expected average life of legacy Inspirato Club subscriptions with substantive upfront enrollment fees is a critical estimate in the recognition of revenue associated with enrollment fees. The calculation includes certain management judgments and projections regarding the estimated period that customers are expected to remain subscribers and continue to benefit from these subscriptions along with annual renewal rates for these subscriptions. Management relies on multiple metrics to determine the average customer life. These include historical average renewal and attrition rates, expected future renewal rates, and other qualitative measures obtained through market research. The Company reviews its estimates and assumptions with regard to the average customer life based on the Company’s projections and historical experience on an annual basis. For the years ended December 31, 2020, 2021 and 2022, the expected average life of legacy Inspirato Club subscriptions with substantive upfront enrollment fees was five years.

Contracts are cancellable at the end of the monthly or annual contract term. The Company has determined that enrollment fees for subscriptions do not provide a material right to a customer and thus, these enrollment fees are recognized upon receipt.

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, such as invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and not to receive financing from our customers. Any potential financing fees are considered insignificant in the context of our contracts.

Travel Revenue

Travel related fees for trips are recognized when performance obligations are met over the period of the stay.

The Company offers certain discounts for paying in advance or as promotions. These promotions are recognized when performance obligations are met or upon their expiration.

Deferred Revenue

The Company records any unrecognized portion of enrollment fees and travel to be delivered as deferred revenue until applicable performance obligations are met.

(l) Advertising Costs

The Company incurs advertising expense including television and radio advertising and online advertising expense to promote our brand. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. Advertising expenses are included within sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss and totaled $2.1 million, $8.5 million, and $8.0 million for the years ended December 31, 2020, 2021, and 2022, respectively.

(m) Earnings (Loss) Per Share

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

(n) Segment Information

The Company provides hospitality services in the U.S. and in foreign countries with customers in North America and assets around the world. The Company is managed by a U.S. based management team and measures and evaluates financial and operational performance as a single enterprise. Services are sold from the U.S. and not differentiated based upon purchase location. Information is reported to the chief operating decision maker and the executive team on an aggregated world-wide basis, and strategic and financial decisions are determined centrally. Management has concluded that the Company operates as single segment.

(o) Fair Value Measures

Fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

The carrying values on the consolidated balance sheet of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, deferred revenue, other liabilities, and debt approximate fair values due to their short- term maturities. The Company uses certain fair valuation techniques in performing its annual goodwill impairment test described below and in determining the value of warrants. These techniques generally use Level 3 inputs.

(p) Distinguishment of Liabilities from Equity

The Company has applied ASC 480, Distinguishing Liabilities from Equity, to classify as liability or equity certain redeemable and/or convertible instruments, including the Company’s preferred units. The Company determines the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

If the Company determines that a financial instrument should not be classified as a liability, it then determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet as temporary equity. The Company determines financial instruments as temporary equity if the redemption of the preferred units or other financial instrument is outside the control of the Company. Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records temporary equity or permanent equity upon issuance at the fair value, or cash received.

Temporary Equity

At each balance sheet date, the Company evaluates the classification of its redeemable instruments. If an instrument is: (i) redeemable, or (ii) redemption is probable, or (iii) will become redeemable, or (iv) its redemption is outside the control of the Company, the Company records the instruments at its redemption value. If the instrument is not redeemable and it is probable that it will become redeemable, it is recorded at its fair value. The resulting increases or decreases in the carrying value of redeemable instruments are recognized as adjustments to additional paid in capital.

(q) Noncontrolling Interests

Noncontrolling interests represent the economic interest of Inspirato LLC not owned by Inspirato Incorporated. These noncontrolling interests arose from the Business Combination. Noncontrolling interests were initially recorded as the relative proportion of the net assets of Inspirato LLC at the time of the Business Combination. This amount is subsequently adjusted for the proportionate share of earnings or losses attributable to the noncontrolling interests, any dividends or distributions paid to the noncontrolling interests and any changes to Inspirato Incorporated’s ownership of Inspirato LLC.

As of December 31, 2022, Inspirato Incorporated directly owned 47% of the interest in Inspirato LLC and the noncontrolling interest was 53%. The noncontrolling interest relates to the economic interests in Inspirato LLC held directly by owners of our Inspirato

Incorporated Class V common stock (“Class V Common Stock”) in the form of New Common Units (as defined below) as a result of Business Combination. See Note 3 - Reverse Recapitalization.

(r) Income Taxes

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

The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information see Note 7 – Income Taxes.

(s) Warrant Liabilities

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

The Warrants are recognized as derivative liabilities. Accordingly, the Company recognizes the Warrants as liabilities at fair value subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Warrants as of December 31, 2022 is based on observable listed prices for such Warrants. As the transfer of Private Warrants to anyone who is a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant was equivalent to that of each Public Warrant. The determination of the fair value of the Warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. On March 14, 2022, all 7.2 million Private Warrants were exercised on a cashless basis into 5.1 million shares of Class A Common Stock.

(t) Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU includes changes to the accounting and measurement of financial assets, including the Company’s accounts receivable and held-to-maturity debt securities, by requiring the Company to recognize an allowance for all expected losses over the life of the financial asset at origination. This is different from the current practice where an allowance is not recognized until the losses are considered probable. The ASU also changes the way credit losses are recognized for available-for-sale debt securities. Credit losses are recognized through the recording of an allowance rather than as a write-down of the carrying value. The guidance is effective for the Company beginning January 1, 2023. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the earliest period presented. A prospective transition approach is required for debt securities for which another-than-temporary impairment had been recognized before the effective date. We do not anticipate this standard to have a material impact on the Company’s consolidated financial statements.

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

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 8.8 million shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021 and as amended. The Company incurred $25 million in transaction costs during the year ended December 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the consolidated statement of operations and comprehensive loss. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

On April 7, 2022, the Company issued 490,197 shares of Class A Common Stock to the Sponsor for net proceeds of $5.0 million.

During the year ended December 31, 2022, the Company issued 8,421,190 shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

(4) Revenue

Revenues are as follows:

	Year Ended December 31,
	2020	2021	2022

	(in thousands)
Travel	$73,660	$134,373	$198,925
Subscription	91,548	100,024	145,651
Other	382	350	954
Total	$165,590	$234,747	$345,530

The Company recognized assets and liabilities related to contracts with customers as follows:

	December 31,
	2021	2022

	(in thousands)
Assets:
Accounts receivable, net	$2,389	$3,140
Liabilities:
Deferred revenue, current and noncurrent	$191,263	$186,054

As of December 31, 2022, deferred revenue is expected to be recognized as follows:

Years Ending December 31,	Amount
(in thousands)
2023	$167,733
2024	10,303
2025	4,424
2026	2,151
2027	792
Thereafter	650
Total	$186,054

As of December 31, 2021, the balance of deferred revenue was $191 million. Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenue recognized in the period. There were additional changes in the deferred revenue balance related to vacation cancellations and rescheduling that took place during 2021 which were ultimately completed during the year ended December 31, 2022. During the year ended December 31, 2022, approximately $168 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2021.

(5)	Prepaid Expenses and Prepaid Subscriber Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	December 31,
	2021	2022

	(in thousands)
Property operations	$5,136	$4,299
Software	2,979	3,601
Rent	1,094	—
Operating supplies	1,372	1,441
Insurance	520	1,581
Total	$11,101	$10,922

Prepaid Subscriber Travel

Prepaid subscriber travel of $17 million and $20 million at December 31, 2021 and 2022, respectively, include deposits for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	December 31,
	(years)	2021	2022

		(in thousands)
Residence leasehold improvements	3	$8,322	$15,302
Internal-use software	3	7,947	13,559
Corporate office leasehold improvements	3	5,156	5,156
Computer equipment	3	1,265	1,436
Furniture, fixtures, and equipment	5	1,354	1,208
Residence vehicles	5	315	806
Total cost		24,359	37,467
Accumulated depreciation and amortization		15,664	19,169
Property and equipment, net		$8,695	$18,298

(7) Income Taxes

Prior to the Business Combination, Inspirato LLC, was treated as a pass-through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unit holders. Therefore, no provision or liability for federal income tax has been included in our consolidated financial statements prior to the Closing Date.

The components of income (loss) before income tax are as follows:

	For the year ended December 31,
	2020	2021	2022

	(in thousands)
Domestic	$(2,936)	$(24,299)	$(53,885)
Foreign	2,396	2,081	3,603
Loss before income tax expense	$(540)	$(22,218)	$(50,282)

Major components of income tax provision (benefit) are as follows:

	For the year ended December 31,
	2020	2021	2022

	(in thousands)
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	799
Total current	$-	$-	$799
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
Total income tax expense	$-	$-	$799

The Company’s income tax provision differs from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following:

	For the year ended December 31,
	2020	2021	2022

	(in thousands)
U.S. federal tax (expense) benefit at statutory rate	0.0%	0.0%	21.0%
State tax, net of federal benefit	0.0%	0.0%	0.8%
Foreign rate differential	0.0%	0.0%	(1.6)%
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	0.0%	0.0%	(11.2)%
Change in valuation allowance	0.0%	0.0%	(10.6)%
Total income tax expense	0.0%	0.0%	(1.6)%

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set forth below:

	For the year ended December 31,
	2021	2022

Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$-	$24,501
Investment in Inspirato LLC	-	7,514
Start-up Costs	-	1,161
Total Deferred tax assets	$-	$33,176
Deferred tax liabilities:
Investment in Inspirato LLC	$-	$-
Total deferred tax liabilities	$-	$-
Valuation allowance	-	(33,176)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company had approximately $101 million of U.S. federal net operating loss (“NOL”) carryovers available to offset future taxable income. Of the $101 million of U.S. federal NOL, $65 million is subject to expiration beginning in 2031. As of December 31, 2022, the Company had approximately $71 million of state NOL carryovers available to offset future taxable income. State NOLs begin to expire at various dates beginning in 2031.

The Company has assessed its ability to realize its deferred tax assets and has recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of its deferred tax assets, the Company placed a significant amount of weight on its history of generating U.S. tax losses, including in the current year. The increase in the valuation allowance each period was primarily related to U.S. federal and state tax losses incurred during the period.

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income. An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of 1986, as amended, that is applicable if the Company experiences an "ownership change." The Company has experienced various “owner shifts” in prior years. The resulting Section 382 limitations are not expected to materially impact the Company’s ability to utilize carryforwards. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs and credits.

Tax Receivable Agreement

Inspirato Incorporated has obtained an increase in its share of the tax basis in the net assets of Inspirato LLC when New Common Units are exchanged by the Continuing Inspirato Members and other qualifying transactions. As described in Note 3 — Reverse Recapitalization, each change in outstanding shares of Class A Common Stock results in a corresponding increase or decrease in Inspirato Incorporated's ownership of New Common Units. The Company intends to treat any exchanges of New Common Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Inspirato Incorporated would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Business Combination, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company generally will be required to pay to the Continuing Inspirato Members 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato Incorporated's Class A common stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

Uncertain tax positions

Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2022. Inspirato Incorporated was formed in July 2020 and did not engage in significant operations prior to the Business Combination and associated organizational transactions. Inspirato LLC is treated as a partnership for U.S. federal and state income tax purposes and has filed income tax returns for years through 2021.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of general and administrative expense, respectively. There were no amounts accrued for interest or penalties for the years ending December 31, 2021 and 2022. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. All tax years generally remain open to examination within the statute of limitations in taxing jurisdictions to which the Company is subject.

(8) Debt

Loan Facility

In October 2020, the Company obtained a revolving line of credit (the “Revolver”) which matures October 2023. This Revolver has a limit of $14 million. Interest rates associated with the Revolver adjust based on the prime rate and outstanding balance. The interest rate was 4.25% and 8.50% as of December 31, 2021 and December 31, 2022, respectively. Interest expense related to the revolving line of credit for the years ended December 31, 2020, 2021 and 2022 totaled $0.6 million, $0.6 million and $0.3 million.

To obtain the Revolver, the Company was required to pledge collateral in the form of the Company’s deposit accounts and intangible assets and maintain a cash deposit with the lender of $7.0 million. The Company was not in compliance with the covenants on the Revolver at December 31, 2022 and has not been in compliance since May 2022. The Company repaid the Revolver in full in July 2022 and has not subsequently drawn on the Revolver. In March 2023 the Company terminated the Revolver.

Paycheck Protection Program

During the year ended December 31, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $9.4 million with a maturity date of April 2022. The loan was an interest only loan with the full balance due upon maturity. The PPP program was created under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and was administered by the Small Business Administration (“SBA”). The Company submitted a request for forgiveness of the entire loan balance in September 2020, and in June 2021, the Company received notice from the SBA that the loan has been forgiven and the SBA repaid the lender on the Company’s behalf. The Company recorded a gain on forgiveness of debt of $9.5 million in June 2021, representing the principal amount of the loan and accrued interest through the forgiveness date.

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

Level 1 investments consist of valuation of its Public Warrants as discussed above. The carrying values on the consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, and other liabilities approximate fair values due to their short-term maturities. The carrying amount of the Company’s short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test for the years ended December 31, 2021 and 2022. The Company also utilized Level 3 inputs in determining the value of Private Warrants issued by Inspirato LLC for the year ended December 31, 2021.

(10) Loss per share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method. EPS for the years ended December 31, 2020 and December 31, 2021 was adjusted as a result of the Business Combination, see Notes 2 and 3 for additional information.

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

	Year Ended December 31,
	2020	2021	2022

	(in thousands except per share amounts)
Numerator
Net loss attributable to Inspirato Incorporated	$(540)	$(22,218)	$(24,057)
Denominator
Basic and diluted weighted average common units and Class A shares outstanding	105,543	105,513	52,310
Basic and diluted net loss attributable to Inspirato Incorporated per common unit and Class A share	$(0.01)	$(0.21)	$(0.46)

The following securities were anti-dilutive for the years ended December 31, 2020, 2021 and 2022:

	Year Ended December 31,
	2020	2021	2022

	(in thousands)
Restricted stock units	—	—	3,876
Stock options	10,727	7,999	6,883
Preferred warrants	509	509	59
Common stock warrants	—	—	8,242
Profit interests	6,287	9,280	1,068
Anti-dilutive securities	17,523	17,788	20,128

The Company’s Class V Common Stock is neither dilutive nor anti-dilutive for the periods presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share.

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms. The Company determines if an arrangement is a lease, or contains a lease, including embedded leases, at inception and records the leases in the Company’s financial statements upon later of ASC 842 adoption date of January 1, 2022, or lease commencement, which is the date when the underlying asset is made available for use by the lessor. Active leases have initial terms ranging from 3 to 20 years, and generally contain extension options at the approval of both parties. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue on the consolidated statement of operations.

	Year Ended December 31,
	2020	2021	2022

	(in thousands)
Operating lease expense	$53,507	$62,772	$82,901
Variable lease expense	2,062	3,797	1,555

As of December 31, 2022, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows:

Operating leases
(in thousands)
Year ending December 31, 2023	$87,822
Year ending December 31, 2024	62,361
Year ending December 31, 2025	49,777
Year ending December 31, 2026	41,455
Year ending December 31, 2027	27,901
Thereafter	64,274
Total minimum lease payments	333,590
Less: interest expense	(51,132)
Present value of lease obligations	282,458
Less: current lease obligations	(74,299)
Long-term lease obligations	$208,159

Under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Years ending December 31,	Amount
(in thousands)
2022	$69,329
2023	58,744
2024	37,850
2025	28,203
2026	20,345
Thereafter	25,716
Total	$240,187

The following table presents additional information about our lease obligations as of December 31, 2022:

As of December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.6

Weighted-average discount rate:
Operating leases	5.13%

(12) Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that there is a reasonable possibility of material loss or loss in excess of the amount that the Company has accrued. The Company recognizes legal fees related to any ongoing legal proceeding as incurred.

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited condensed consolidated financial statements as of and for the quarterly periods ending March 31, 2022 and June 30, 2022.

Reimbursement and Security Agreement

In March 2017, in association with the execution of a surety bond agreement, the Company issued 11,690 warrants to five indemnitors to purchase certain units of Inspirato LLC. These warrants were exercised immediately prior to the Business Combination.

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

(13) Warrants

The Company is party to issued and outstanding Warrants to purchase its Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). As of December 31, 2022, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants are exercisable for one share of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within accrued liabilities on the consolidated balance sheets because the Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. As of December 31, 2021 and 2022, the Public Warrants had a fair value of $0.5 million and $0.8 million. For the years ended December 31, 2020, 2021 and 2022, a gain of $0.2 million, a loss of $0.5 million and a loss of $1.7 million, respectively, was recorded in warrant fair value gains and losses in the consolidated statements of comprehensive loss.

As of March 13, 2023, the Company and Saks.com LLC (“Saks”) entered into a Commercial Referral and Marketing Agreement (the "Commercial Agreement") and a warrant agreement to acquire up to 18 million shares of the Company’s Class A Common Stock (the “Saks Warrant”). The Saks Warrant shall vest and become exercisable by Saks based on certain subscription purchase referrals made by Saks to the Company. The exercise price with respect to the Saks Warrant is $2.00 per share. Subject to certain conditions, including vesting conditions, the Saks Warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before the later of the termination of the Commercial Agreement or 90 days after the final vesting of shares of the Saks Warrant.

(14) Equity

Subsequent to the Business Combination, as described in Note 3 - Reverse Recapitalization, the Company had two classes of common stock: Class A Common Stock and Class V Common Stock. Holders of the Class A Common Stock and Class V Common Stock will vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law. Each share of Class A and Class V Common Stock will be entitled to one vote on such matters.

Class A Common Stock

The Company is authorized to issue 1,000,000,000 shares of Class A Common Stock, par value $0.0001 per share. As of December 31, 2022, there were 62,716,630 shares of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds.

Class V Common Stock

The Company is authorized to issue 500,000,000 shares of Class V Common Stock, par value $0.0001 per share. Shares were issued to Continuing Inspirato Members that continued to hold their investment in units of Inspirato LLC in connection with the Business Combination. The holders of the Class V Common Stock hold an equal number of New Common Units in Inspirato LLC. From time to time, the Class V Common Stock and New Common Units held by the Continuing Inspirato Members may be exchanged for one share Class A Common Stock of the Company or cash (based on the market price for a share of our Class A Common Stock) as determined by Inspirato Incorporated. As of December 31, 2022, there were 61,359,475 shares of Class V Common Stock outstanding.

Shares of Class A and Class V Common Stock are not subject to any conversion right.

Inspirato LLC Equity

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

The fair value of each option granted under the Unit Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	Year Ended December 31,
	2020	2021
Approximate risk-free rate	0.33%	0.49%
Average expected life	6 years	6 years
Volatility	65.2%	47.6%
Estimated per share fair value of options granted	$16.67	$12.89

The following table represents nonqualified stock option activity for the year ended December 31, 2022:

	Number of shares	Weighted average exercise per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	8,548	$0.78	7.12	$598
Granted	30	0.78
Exercised	(47)	0.78
Forfeited	(703)	0.78
Outstanding at December 31, 2021	7,828	$0.78	6.05	$72,956
Exercised/Released	(1,844)	0.78
Cancelled/Forfeited	(422)	0.78
Expired	(112)	0.78
Outstanding at December 31, 2022	5,450	$0.78	5.72	$2,235

As of December 31, 2022, option expense remaining to be recognized was $0.6 million and will be recognized over the next seven years.

Profits Interests

Prior to the Business Combination, Inspirato LLC granted awards of profits interests to certain key employees. In connection with the Business Combination, the profits interests were treated like other units in Inspirato LLC with respect to the consideration received as part of the Business Combination. Profits interests have been issued to certain executives. Each award of profits interests vests over the time period set forth in each individual profits interest award agreement underlying the award, subject to the applicable executive’s continued service. If an executive terminated service, any unvested profits interests held by such executive would be forfeited to Inspirato LLC. If Inspirato LLC experienced a “deemed liquidation event,” all of the then-outstanding and unvested profits interests would accelerate and fully vest upon a change of control event. Profits interests were non-voting profits interest incentive units pursuant to individual award agreements, which set forth such additional terms and conditions, including the vesting and forfeiture terms. The profits interests participate in the distributions upon vesting of the units. At both December 31, 2021 and 2022, there were 9.3 million as-converted profits interests issued and outstanding, and $0.6 million in profits interest expense remained to be recognized as of December 31, 2022 over a weighted average term of 2.1 years. No profits interests have been issued since the consummation of the Business Combination.

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

The following table represents RSU activity for the year ended December 31, 2022:

	Number of shares	Weighted average exercise per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	—	—	—	$—
Granted	5,770	6.06
Exercised/Released	(100)	3.09
Cancelled/Forfeited	(166)	3.52
Outstanding at December 31, 2022	5,504	$6.23	3.0	$6,549

At December 31, 2022, there was $26 million of unrecognized compensation cost related to RSUs.

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

As of December 31, 2022, Inspirato Incorporated owned 47% of the outstanding New Common Units. The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. For the period February 11, 2022 through December 31, 2022, 57.5% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the year ended December 31, 2022, the Company issued 8,421,190 shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following table summarizes the changes in ownership of Inspirato LLC for the period from February 11, 2022 to December 31, 2022 (see Note 3) excluding unvested profits interests:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Continuing Inspirato Members subject to vesting	Total

	(in thousands)
Recapitalization	46,832	66,945	2,836	116,613
Conversion of Class V to Class A	8,421	(8,421)	—	—
Vesting of profits interests	—	1,129	(1,129)	—
End of period	55,253	59,653	1,707	116,613

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service (IRS) annual limitations. The Company matches 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. Costs incurred in connection with the Plan were minimal for the years ended December 31, 2021 and 2022. The Plan provides for the Company to make a discretionary matching contribution. Total contributions to the Plan totaled $0.9 million and $1.3 million for the years ended December 31, 2021 and 2022, respectively.

(18) Geographic Information

The following summary provides information concerning our principal geographic areas related to long lived assets for the years ended December 31, 2021 and 2022.

	December 31,
	2021	2022

	(in thousands)
United States	$7,507	$205,469
Rest of world	1,188	84,531
Total	$8,695	$290,000

Long lived assets consist of property and equipment, software, and right of use assets. All software and intangible assets of as December 31, 2021 and 2022 were attributable to the United States.

Revenue earned from travel and subscription services are charged on a bundled basis, without regard to where services are delivered, and periodically include a portion of services provided outside of the US. It is impracticable to separate those amounts by geographic location.

(19) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2021 and 2022, balances due from related parties for these arrangements totaled $0.4 million and $0.7 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

Under the property usage agreements, Inspirato LLC pays Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the years ended December 31, 2021 and 2022, Inspirato recognized $3.4 million and $2.6 million, respectively, in related party expense related to these agreements. At December 31, 2021 and 2022, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives whereby Inspirato LLC pays those executives a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for the year ended December 31, 2022 were $40 thousand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer (the “Executives”), to allow timely decisions regarding required disclosures.

Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Annual Report on Form 10-K the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, our management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for each of the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting is not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified as of December 31, 2022 primary related to (1) the implementation and ongoing accounting for new accounting standards, specifically, ASC 842, Leases, and the on-going accounting for the Company’s controlled and managed properties under ASC 842; (2)  the establishment and design of processes and controls over financial closing and reporting processes, to document and monitor certain controls over financial reporting; (3) the design and effectiveness of ITGCs, including users’ access rights related to certain IT systems and segregation of duties related to the administration of those IT systems that support the Company’s financial reporting process.

These material weaknesses in internal control over financial reporting existed at Inspirato, Inc. as of December 31, 2022, due to the following root causes:

●	Insufficient staffing and training of certain control operators;
●	Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed properly and/or operating effectively to adequately mitigate existing risks;
●	Breakdowns in communication of expectations and prioritization of control execution to certain control operators;
●	Lack of accountability for effective control operation; and
●	Insufficient monitoring activities to ensure that the components of internal control are present and functioning

These material weaknesses resulted in the restatement of our previously issued consolidated financial statements for each of the quarterly periods ended March 31, 2022 and June 30, 2022.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in “Management’s Reporting on Internal Control Over Financial Reporting,” we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Remediation activities include:

●	Continue to hire, train and retain individuals with appropriate skill and experience related to designing, operating and documenting internal control over financial reporting
●	Communicate expectations, monitor for compliance with expectations, and hold individuals accountable for their roles related to internal control over financial reporting
●	Design and implement a comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks
●	Enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively

We believe the foregoing efforts will effectively remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting.” Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include, and we are not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we remain an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures discussed above, during the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant’s Fees and Services

Information required by item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Documents filed as part of this report are as follows:

(1) All Financial Statements: Refer to the “Index to Consolidated Financial Statements” included under Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included under Part II, Item 8 of this Form 10-K.

(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated June 30, 2021, by and among Thayer, Merger Sub and Inspirato.		8-K	001-39791	2.1	June 30, 2021
2.2	Amendment to Business Combination Agreement, dated September 15, 2021, by and between Thayer and Inspirato.		8-K	001-39791	1.1	September 15, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.1	February 14, 2022
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
3.3	Ninth Amended and Restated Limited Liability Company Agreement of Inspirato LLC, dated February 11, 2022.		8-K	001-39791	10.3	February 14, 2022
4.1	Form of Class A Common Certificate of the Company.		S-8	333-264331	4.1	April 15, 2022
4.2	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and Thayer.		8-K	001-39791	4.1	December 16, 2020
4.3	Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A.		S-1/A	333-262472	4.5	February 11, 2022
4.4	Description of Capital Stock	X
10.1	Form of Indemnity Agreement of Thayer.		S-1	333-249390	10.3	October 8, 2020
10.2	Form of Inspirato 2021 Equity Incentive Plan.		S-4	333-259570	10.17	September 16, 2021
10.3	Form of Inspirato 2021 Employee Stock Purchase Plan.		S-4	333-259570	10.18	September 16, 2021
10.4	Form of Inspirato Employee Incentive Compensation Plan.		S-4	333-259570	10.19	September 16, 2021
10.5	Outside Director Compensation Policy of the Company.		S-1	333-264598	10.14	April 29, 2022

10.6	Tax Receivable Agreement, dated February 11, 2022, between the Company and the other parties thereto.		8-K	001-39791	10.4	February 14, 2022
10.7	Amended and Restated Registration Rights Agreement, dated February 11, 2022.		8-K	001-39791	10.1	February 14, 2022
10.8	Sponsor Subscription Agreement, dated February 10, 2022, between Thayer, Inspirato LLC and the Sponsor.		8-K	001-39791	10.6	February 14, 2022
10.9	Employment Agreement between Inspirato LLC and Brent Handler.		S-4	333-259570	10.21	September 16, 2021
10.10	Employment Agreement between Inspirato LLC and Brad Handler.		S-4	333-259570	10.22	September 16, 2021
10.11	Employment Agreement between Inspirato LLC and David Kallery.		S-4	333-259570	10.23	September 16, 2021
10.12	Employment Agreement between Inspirato LLC and Web Neighbor.		S-4	333-259570	10.24	September 16, 2021
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

+

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inspirato Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15th, 2023.

INSPIRATO INCORPORATED

By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Brent Handler with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Handler	Chief Executive Officer & Director (Principal Executive Officer)	March 15th, 2023
Brent Handler

/s/ R. Webster Neighbor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15th, 2023
R. Webster Neighbor

/s/ Michael Armstrong	Director	March 15th, 2023
Michael Armstrong
/s/ Scott Berman	Director	March 15th, 2023
Scott Berman

/s/ Eric Grosse	Director	March 15th, 2023
Eric Grosse

/s/ Brad Handler	Executive Chairman and Director	March 15th, 2023
Brad Handler

/s/ Ann Payne	Director	March 15th, 2023
Ann Payne

/s/ R. Scot Sellers	Director	March 15th, 2023
R. Scot Sellers