Form 10-Q
period 2023-03-31
Inspirato Inc
filed 2023-05-09
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 67,339,642 shares of Class A Common Stock, 58,679,326 shares of Class V Common Stock, and 8,624,792 Warrants outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section entitled “Risk Factors.”

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	December 31,	March 31,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$80,278	$59,920
Restricted cash	1,661	1,661
Accounts receivable, net	3,140	6,022
Accounts receivable, net – related parties	663	366
Prepaid member travel	19,915	25,005
Prepaid expenses	10,922	11,130
Other current assets	302	605
Total current assets	116,881	104,709
Property & equipment, net	18,298	18,364
Goodwill	21,233	21,233
Right-of-use assets	271,702	257,978
Other noncurrent assets	2,253	3,996
Total assets	$430,367	$406,280
Liabilities
Current liabilities
Accounts payable	$30,611	$32,037
Accrued liabilities	5,475	1,488
Deferred revenue, current	167,733	163,325
Lease liabilities, current	74,299	67,057
Total current liabilities	278,118	263,907
Deferred revenue, noncurrent	18,321	18,957
Lease liabilities, noncurrent	208,159	202,555
Warrants	759	863
Total liabilities	505,357	486,282

Commitments and contingencies (Note 12)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 62,716 and 66,700 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	6	7
Class V common stock, $0.0001 par value, 500,000 shares authorized, 61,360 and 59,203 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	6	6
Additional paid-in capital	245,652	245,266
Accumulated deficit	(233,931)	(236,923)
Total equity excluding noncontrolling interest	11,733	8,356
Noncontrolling interests (Note 16)	(86,723)	(88,358)
Total deficit	(74,990)	(80,002)
Total liabilities and deficit	$430,367	$406,280

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2023
Revenue	$82,073	$91,700
Cost of revenue (including depreciation of $375 in 2022 and $927 in 2023)	47,309	60,052
Gross margin	34,764	31,648
General and administrative (including equity-based compensation of $402 in 2022 and $657 in 2023)	17,694	18,110
Sales and marketing	10,142	6,647
Operations	9,674	8,205
Technology and development	2,808	3,362
Depreciation and amortization	659	979
Interest, net	139	(113)
Warrant fair value losses	17,670	104
Other expense, net	—	57
Loss and comprehensive loss before income taxes	(24,022)	(5,703)
Income tax expense	181	200
Net loss and comprehensive loss	(24,203)	(5,903)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	11,901	3,007
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(12,302)	$(2,896)

Basic and diluted weighted average Class A shares outstanding	42,312	64,517
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(0.29)	$(0.04)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(12,302)	(11,901)	(24,203)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,653)	$(76,557)	$(62,765)

Balance at January 1, 2023	—	$—	—	$—	62,716	$6	61,360	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	(96)	(108)	(204)
Consolidated net loss	—	—	—	—	—	—	—	—	—	(2,896)	(3,007)	(5,903)
Equity-based compensation	—	—	—	—	—	—	—	—	657	—	—	657
Issuance of common stock upon exercise and vesting of stock-based awards, net of shares withheld for income taxes	—	—	—	—	1,827	—		—	438	—	—	438
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	2,157	1	(2,157)		(1,481)		1,480	—
Balance at March 31, 2023	—	$—	—	$—	66,700	$7	59,203	$6	$245,266	$(236,923)	$(88,358)	$(80,002)

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(24,203)	$(5,903)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,034	1,906
Loss on disposal of fixed assets	—	46
Warrant fair value losses	17,670	104
Equity‑based compensation	402	657
Amortization of right-of-use asset	13,244	25,456
Changes in operating assets and liabilities:
Accounts receivable, net	398	(3,086)
Accounts receivable, net – related parties	(556)	297
Prepaid member travel	(1,915)	(5,090)
Prepaid expenses	(1,448)	(208)
Lease liability	(13,074)	(24,578)
Other assets	18	(590)
Accounts payable	(1,473)	1,161
Accrued liabilities	(1,662)	(3,987)
Deferred revenue	(1,101)	(3,772)
Net cash used in operating activities	(12,666)	(17,587)

Cash flows from investing activities:
Development of internal-use software	(183)	(1,932)
Purchase of property and equipment	(987)	(1,277)
Net cash used in investing activities	(1,170)	(3,209)

Cash flows from financing activities:
Proceeds from reverse recapitalization	90,070	—
Payments of reverse recapitalization costs	(23,899)	—
Payments of employee taxes for stock-based award exercises and vestings	(43)	(718)
Proceeds from option exercises	14	1,156
Distributions	(183)	—
Net cash provided by financing activities	65,959	438

Net increase (decrease) in cash, cash equivalents, and restricted cash	52,123	(20,358)
Cash, cash equivalents, and restricted cash – beginning of period	82,953	81,939
Cash, cash equivalents, and restricted cash – end of period	$135,076	$61,581

Supplemental cash flow information – cash paid for interest	$145	$—
Significant noncash transactions:
Accounting principle adoption	—	204
Conversion of preferred stock in connection with reverse recapitalization	104,761	—
Warrants acquired at fair value	9,874	—
Warrants exercised	8,390	—
Fixed assets purchased but unpaid, included in accounts payable at period end	200	265
Operating lease right-of-use assets exchanged for lease obligations	239,785	11,732
Conversion of deferred rent and prepaid rent to right-of-use assets	6,831	—

INSPIRATO INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Inspirato Incorporated and its subsidiaries (the “Company”) is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty, and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners, and custom travel experiences.

The Company was initially incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”); a special purpose acquisition company. On February 11, 2022 (the “Closing Date”), the Company and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (the “Business Combination Agreement”) whereby a subsidiary of the Company merged with and into Inspirato LLC (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of the Company. The Company changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”). The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the condensed consolidated financial statements presented herein represent the operating results of Inspirato LLC before and after the Business Combination.

Since early 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world and is continuing to have an effect on the global hospitality and travel industries. The global spread of COVID-19 has been and continues to be a complex and evolving situation. No impairments directly related to the COVID-19 pandemic were recorded during the periods presented. While COVID-19 continues to impact the world, through March 31, 2023 as restrictions were lifted across travel destinations, revenues have recovered to pre-pandemic levels. Management cannot estimate the length or impacts of the COVID-19 outbreak on the Company’s future operations, financial position and cash flows, particularly if there are significant impacts that continue in the future.

(2) Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read together with the Company’s audited consolidated financial statements and accompanying notes included in the 2022 Annual Report on Form 10K.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

The historical equity of Inspirato LLC was previously recast in all periods up to the Closing Date, to reflect the number of shares of Inspirato Incorporated’s Class A Common Stock (as defined below) and Class V Common Stock (as defined below) issued to Inspirato LLC Holders in connection with the Business Combination. The Company recast the units outstanding related to the historical Inspirato LLC preferred units and common units (the “Historical Inspirato LLC Equity”) prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement. The condensed consolidated financial statements and related notes thereto give effect to the conversion for all periods presented. The condensed consolidated financial statements do not necessarily represent the capital structure of Inspirato Incorporated had the Business Combination occurred in prior periods.

(b) Principles of Consolidation

For the periods after February 11, 2022, the condensed consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including Inspirato LLC. In determining the accounting of Inspirato Incorporated’s interest in Inspirato LLC after the Business Combination, management concluded Inspirato LLC was not a variable interest entity and as such, Inspirato LLC was evaluated under the voting interest model. As Inspirato Incorporated has the right to appoint a majority of the managers of Inspirato LLC, Inspirato Incorporated controls Inspirato LLC, and therefore, the financial results of Inspirato LLC and its subsidiaries, after the Closing on February 11, 2022, are consolidated with and into Inspirato Incorporated’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.

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

The condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation and estimated economic lives of capitalized software and long-lived assets, incremental borrowing rates as they relate to leases, contingencies, allowance accounts, and fair value measurements related to stock-based compensation.

(d) Significant Accounting Policies

There were no significant changes to the policies disclosed in Note 2, Significant Accounting Policies of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(e) Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022, to separately identify amortization of Right of Use Assets and change in Lease Liability. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows

(f) Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including accounts receivable.

The Company adopted Accounting Standards Codification (“ASC”) 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $0.2 million as of January 1, 2023 for the cumulative effect of adopting ASC 326.

(3) Reverse Recapitalization

On February 11, 2022, Inspirato LLC and Thayer consummated the Business Combination, resulting in Inspirato LLC becoming a subsidiary of the Company. The resulting Company organizational structure is commonly referred to as an umbrella partnership corporation (or “UP-C”) structure. This organizational structure allows certain Continuing Inspirato Members (as defined below), to retain their equity ownership directly in Inspirato LLC.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP; management determined Inspirato LLC was not a variable interest entity (see Note 2), and as result, identified Inspirato LLC as the accounting acquirer of the Business Combination. The Company was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, the Continuing Inspirato Members have a majority of the voting power of the Company, and Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by a board of managers designated by Inspirato Incorporated and the holders of the noncontrolling interests in Inspirato LLC, who also hold noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (“Continuing Inspirato Members”).

In connection with the Business Combination, among other things, (i) the Company changed its name to “Inspirato Incorporated”, (ii) each of the then issued and outstanding Class A and Class B common stock of Thayer, converted automatically, on a one-for-one basis, into a share of Class A Common Stock of Inspirato Incorporated, (iii) each of the then issued and outstanding warrants of Thayer converted automatically into a redeemable warrant to purchase one share of Class A Common Stock, and (iv) each of the then issued and outstanding units of Thayer that had not been previously separated into the underlying Thayer Class A Common Stock and Thayer public warrant upon the request of the holder thereof, were cancelled and entitled the holder thereof to one share of Inspirato Class A Common Stock and one-half of one Inspirato warrant to purchase Class A Common Stock issued in connection with the IPO of Thayer (the “Public Warrants”).

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

Accordingly, the financial statements reflect the continuation of the financial statements of Inspirato LLC with the Business Combination being treated as the equivalent of Inspirato LLC issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were recognized as of the Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Inspirato LLC and the accumulated deficit of Inspirato LLC has been carried forward after the Closing.

All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to give effect to the reverse recapitalization.

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 8.8 million shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021, as amended. The Company incurred $25 million in transaction costs during the three months ended March 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the condensed consolidated statement of operations and comprehensive loss. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

During the three months ended March 31, 2022 and 2023, the Company issued 0 and 2,157,052 shares, respectively, of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

(4) Revenue

Revenues are as follows:

	Three Months Ended March 31,
	2022	2023

	(in thousands)
Travel	$49,773	$55,128
Subscription	32,166	36,511
Other	134	61
Total	$82,073	$91,700

The Company recognizes assets and liabilities related to contracts with customers. Commissions that are incremental costs to obtain a contract where the initial contract term and period of benefit is more than one year are capitalized and amortized over the life of the initial contract and are included within other current assets and other noncurrent assets on the condensed consolidated balance sheet. Assets and liabilities related to contracts with customers are as follows:

	December 31,	March 31,
	2022	2023

	(in thousands)
Assets:
Accounts receivable, net	$3,140	$6,022
Other current assets	—	264
Other noncurrent assets	—	355
Liabilities:
Deferred revenue, current and noncurrent	$186,054	$182,282

(5)	Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	March 31,
	2022	2023

	(in thousands)
Property operations	$4,299	$4,174
Software	3,601	3,266
Operating supplies	1,441	1,386
Insurance	1,581	2,304
Total	$10,922	$11,130

Prepaid Member Travel

Prepaid subscriber travel of $20 million and $25 million at December 31, 2022 and March 31, 2023, respectively, includes deposits for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	March 31,
	(years)	2022	2023

		(in thousands)
Residence leasehold improvements	3	$15,302	$16,321
Internal-use software	3	13,559	14,297
Corporate office leasehold improvements	3	5,156	5,156
Computer equipment	3	1,436	1,436
Furniture, fixtures, and equipment	5	1,208	1,214
Residence vehicles	5	806	820
Total cost		37,467	39,244
Accumulated depreciation and amortization		19,169	20,880
Property & equipment, net		$18,298	$18,364

(7) Income Taxes

At March 31, 2023, Inspirato Incorporated holds 49.2% of the economic interest in Inspirato LLC (see Note 3 and 16), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 49.2% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was negative 0.75% and negative 3.51% for the three months ended March 31, 2022 and 2023, respectively. The effective income tax rate for the three months ended March 31, 2022 and 2023 differed significantly from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three months ended March 31, 2022 and 2023 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of the Closing and as of March 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

(8) Debt

Loan Facility

In October 2020, the Company obtained a revolving line of credit (“Revolver”) that was scheduled to mature October 2023 and was terminated in March 2023. This Revolver had a limit of $14 million. Interest rates associated with the Revolver adjusted based on the prime rate and outstanding balance. The interest rate was 8.50% at December 31, 2022. Interest expense related to the Revolver totaled $0.1 million and $0, respectively, for the three months ended March 31, 2022 and 2023.

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

Level 1 financial liabilities consist of valuation of its Public Warrants. The carrying values on the condensed consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, and other liabilities approximate fair values due to their short-term maturities. The carrying amount of the Company’s short-term and long-term borrowings, if any, are considered Level 2 liabilities and approximate fair value based on current rates and terms available to the Company for similar debt. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test for 2022.

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

Basic loss per share is based on the weighted average number of Class A shares outstanding during the period. Diluted loss per share is based on the weighted average number of Class A shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock units, nonqualified stock options, warrants, and profits interests, if any, using the “treasury stock” method.

In addition, “Net loss attributable to Inspirato Incorporated Class A shares” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Company’s Warrants are dilutive.

The Company’s Class V Common Stock is neither dilutive nor anti-dilutive for the periods presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share.

	Three Months Ended March 31,
	2022	2023

	(in thousands except per share amounts)
Numerator
Net loss attributable to Inspirato Incorporated	$(12,302)	$(2,896)
Denominator
Basic and diluted weighted average Class A shares outstanding	42,312	64,517
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(0.29)	$(0.04)

The following securities were anti-dilutive:

	Three Months Ended March 31,
	2022	2023

	(in thousands)
Restricted stock units	—	15,803
Stock options	7,734	5,146
Preferred warrants	238	—
Common stock warrants	7,071	8,625
Profit interests	4,654	9,280
Anti-dilutive securities	19,697	38,854

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms. Active leases have initial terms ranging from 1 to 20 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue on the condensed consolidated statement of operations.

The following table details the composition of operating lease expense:

	Three Months Ended March 31,
	2022	2023

	(in thousands)
Operating lease expense	$18,327	$22,798
Variable lease expense	659	386

As of March 31, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows:

Operating leases
(in thousands)
Remainder of 2023	$64,407
Year ending December 31, 2024	63,613
Year ending December 31, 2025	51,324
Year ending December 31, 2026	43,288
Year ending December 31, 2027	30,564
Thereafter	74,930
Total minimum lease payments	328,126
Less: interest expense	(58,514)
Present value of lease obligations	269,612
Less: current lease obligations	(67,057)
Long-term lease obligations	$202,555

The following table presents additional information about our lease obligations:

	As of December 31, 2022	As of March 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	5.6	5.6

Weighted-average discount rate:
Operating leases	5.13%	6.83%

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

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022.

Reimbursement and Security Agreement

Inspirato LLC is a party to a financial guarantee bond agreement dated September 2019 for a surety bond of $20 million and a related general corporate indemnification. The financial guarantee bond agreement remains in effect and its term is continuous to align with the term of the agreement it supports.

Leases

As of March 31, 2023, the Company was party to 52 leases that had not yet commenced. Future payments under these leases were $92 million at March 31, 2023.

(13) Warrants

Public Warrants

The Company is party to issued and outstanding Warrants to purchase its Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of March 31, 2023, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants are exercisable for one share of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within warrants on the condensed consolidated balance sheets because the Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. As of December 31, 2022 and March 31, 2023, the Public Warrants had a fair value of $0.8 million and $0.9 million, respectively. For the three months ended March 31, 2022 and 2023, a loss of $18 million and $0.1 million, respectively, were recorded in warrant fair value losses in the condensed consolidated statements of comprehensive loss.

Saks Warrants

In March 2023, the Company and Saks.com LLC (“Saks”) entered into a Commercial Referral and Marketing Agreement (the "Commercial Agreement") and a Warrant Agreement pursuant to which Saks may acquire up to 18 million shares of the Company’s Class A Common Stock (the “Saks Warrant Shares”). The Saks Warrant Shares shall vest and become exercisable by Saks based on certain subscription purchase referrals made by Saks to the Company under the terms of the Commercial Agreement. The exercise price with respect to the Saks Warrant Shares is $2.00 per share. Subject to certain conditions, including vesting conditions, the Saks Warrant Shares may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before the later of the termination of the Commercial Agreement or 90 days after the final vesting of the Saks Warrant Shares.

(14) Equity of Inspirato LLC

For periods prior to the Business Combination, Inspirato LLC had equity-based compensation described in Note 15. Holders of the Inspirato LLC equity received Class A Common Stock or Class V Common Stock and New Common Units, pursuant to the terms of the Business Combination. The Company recast the units outstanding related to the Historical Inspirato LLC Equity prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement.

(15) Equity-Based Compensation

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

As of March 31, 2023, option expense remaining to be recognized was $0.4 million and will be recognized over the next two years. There were 7.6 million and 4.8 million shares of Class A Common Stock subject to outstanding options at March 31, 2022 and 2023, respectively. There were 26 thousand and 0.6 million options exercised during the three months ended March 31, 2022 and 2023, respectively.

Profits Interests

Prior to the Business Combination, Inspirato LLC granted awards of profits interests to certain key employees. In connection with the Business Combination, the profits interests were treated like other units in Inspirato LLC with respect to the consideration received as part of the Business Combination. Profits interests have been issued to certain executives. Each award of profits interests vests over the time period set forth in each individual profits interest award agreement underlying the award, subject to the applicable executive’s continued service. If an executive terminated service, any unvested profits interests held by such executive would be forfeited to Inspirato LLC. If Inspirato LLC experienced a “deemed liquidation event,” all of the then-outstanding and unvested profits interests would accelerate and fully vest upon a change of control event. Profits interests were non-voting profits interest incentive units pursuant to individual award agreements, which set forth such additional terms and conditions, including the vesting and forfeiture terms. The profits interests participate in the distributions upon vesting of the units. At both December 31, 2022 and March 31, 2023, there were 9.3 million as-converted profits interests issued and outstanding, and $0.6 million in profits interest expense remained to be recognized as of March 31, 2023 over the next three years. No profits interests have been issued since the consummation of the Business Combination.

2021 Plan

In connection with the Business Combination, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon the consummation of the Business Combination. Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance awards to employees, directors and consultants. Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 15,900,000 shares of Class A Common Stock plus (ii) any shares subject to stock options or other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 7,453,734 shares of Class A Common Stock. The 2021 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2021 Plan on the first day of each fiscal year beginning with the 2022 fiscal year, equal to the least of: (x) 19,900,000 shares of Class A Common Stock, (y) 5% of the total number of shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year and (z) such lesser amount determined by the 2021 Plan’s administrator. The 2021 Plan provides that the evergreen provision will operate only until the 10th anniversary of the earlier of the board or stockholder approval of the 2021 Plan. The RSUs are unvested and subject to each employee’s continued employment with the Company. The vesting start date for RSUs issued to existing employees as part of the first grant is January 1, 2022. Subsequent RSU grants have a vesting start date equal to the RSU grant date. Once granted, the RSUs vest over a period of three to four years. RSUs typically have a cliff vesting of one-third and one-fourth of the grant amount for three-year and four-year vesting periods, respectively, and continue to vest quarterly thereafter. The vesting term of each RSU is stated in the individual respective agreement.

At March 31, 2023, there was $28 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average of 2.9 years.

(16) Noncontrolling Interest

The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. For the period February 11, 2022 through March 31, 2022, 58.8% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the three months ended March 31, 2022 and 2023, the Company issued 0 and 2,157,052 shares, respectively, of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following tables summarize the changes in ownership of Inspirato LLC excluding unvested profits interests.

For the period from February 11, 2022 through March 31, 2022:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Continuing Inspirato Members Subject to Vesting	Total

	(in thousands)
Recapitalization	46,832	66,945	2,836	116,613
End of period	46,832	66,945	2,836	116,613

For the period from January 1, 2023 through March 31, 2023:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Continuing Inspirato Members Subject to Vesting	Total

	(in thousands)
Beginning of period	55,253	59,653	1,707	116,613
Conversion of Class V to Class A	2,157	(2,157)	—	—
Vesting of profits interests	—	218	(218)	—
End of period	57,410	57,714	1,489	116,613

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service (“IRS”) annual limitations. The Company matches 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. The Plan provides for the Company to make a discretionary matching contribution. Total contributions to the Plan totaled $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2023, respectively.

(18) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2022 and March 31, 2023, balances due from related parties for these arrangements totaled $0.7 million and $0.4 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

Under the property usage agreements, Inspirato LLC pays Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the three months ended March 31, 2022 and 2023, Inspirato recognized $0.7 million and $0.4 million, respectively, in related party expense related to these agreements. At December 31, 2022 and March 31, 2023, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives whereby Inspirato LLC pays those executives a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for the three months ended March 31, 2022 and 2023 totaled $15 thousand in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three months ended March 31, 2022 and 2023 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

OVERVIEW

Inspirato is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty, and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners, and custom travel experiences.

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes over 500 private luxury vacation homes available to our subscribers, and accommodations at over 300 luxury hotel and resort partners in over 225 destinations around the world as of March 31, 2023. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises and other experiences and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

In the third quarter 2022, we developed two new product offerings: Inspirato for Good and Inspirato for Business. Inspirato for Good is our turnkey solution assisting nonprofits in their fundraising. Through this new platform, we partner with nonprofit organizations to sell luxury travel packages at live and silent auctions, paddle raises, and other giving channels. Inspirato for Business represents a new business-to-business channel whereby we sell subscription and travel products directly to businesses seeking to provide luxury accommodations and services to their employees and business partners. We believe both Inspirato for Good and Inspirato for Business will significantly expand our target addressable market and accelerate growth at a lower customer acquisition cost.

Reverse Recapitalization

On February 11, 2022, the Company and Inspirato LLC consummated the transactions contemplated by the Business Combination Agreement whereby a subsidiary of the Company merged with and into Inspirato LLC, resulting in Inspirato LLC becoming a subsidiary of the Company. The Company changed its name to “Inspirato Incorporated” upon the Closing.

The Business Combination was accounted for as a reverse recapitalization, with Inspirato LLC identified as the accounting acquirer of Thayer. Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. Upon the Closing, shares of the Company’s Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO.”

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

The Company’s organizational structure is commonly referred to as an UP-C structure which allows Continuing Inspirato Members to retain their equity ownership in Inspirato LLC. Each Continuing Inspirato Member also holds a number of shares of Class V Common Stock equal to the number of New Common Units of Inspirato LLC held by such Continuing Inspirato Member. Class V Common Stock has no economic value but entitles the holder thereof to one (1) vote per share at any meeting of the shareholders of Inspirato Incorporated. Those institutional investors in Inspirato LLC who, prior to the Business Combination, held Inspirato LLC units through a blocker (“Blocker Shareholders”), by contrast, hold their equity ownership in Inspirato Incorporated in the form of Class A Common Stock. This structure allows the Continuing Inspirato Members to continue to realize the tax benefits associated with their ownership in an entity that is treated as a partnership for U.S. federal income tax purposes, as well as to provide potential future tax benefits to Inspirato Incorporated (85% of which the Continuing Inspirato Member will benefit from pursuant to the Tax Receivable Agreement), which are expected to arise when the Continuing Inspirato Member ultimately exchange their New Common Units and Inspirato Incorporated Class V Common Stock for Class A Common Stock.

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

Active Subscriptions and Active Subscribers

We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscriptions as subscriptions as of the measurement date that are paid in full, as well as those for which we expect payment for renewal. Active Subscribers are subscribers who have one or more Active Subscription(s). As of March 31, 2022 and March 31, 2023, we had over 14,000 and over 14,300 Active Subscribers, respectively.

At March 31, 2022, we had more than 15,200 Active Subscriptions which consisted of over 10,200 Legacy Inspirato Club (“Legacy”) subscriptions, over 3,300 Inspirato Pass (“Pass”) subscriptions, and over 1,700 New Inspirato Club (“Club”) subscriptions. In June 2022, we introduced Inspirato Select (“Select”) subscriptions. At March 31, 2023, we had over 15,700 Active Subscriptions which consisted of over 9,000 Legacy subscriptions, over 3,200 Pass subscriptions, over 40 Select subscriptions, and 3,300 Club subscriptions.

Legacy subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for Club subscriptions. Club and Pass subscriptions are available through monthly, semi-annual, annual and multi-year contracts. The majority of our subscriptions are annual contracts including approximately half of the Club and Pass subscriptions. Inspirato Select memberships consist of club dues and sharable vacations purchasable in predetermined bundle sizes. Subscription revenue contributed approximately 40% of our total revenue for the three months ended March 31, 2023.

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

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. Contracts related to our Inspirato for Good and Inspirato for Business offerings are excluded from our ARR calculation. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate, without regard to any potential impact from promotions and discounts that may be offered from time to time, for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are Legacy subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain Legacy subscriptions may be higher or lower than our then current annualized subscription rate as a result of previously offered or contractual renewal rates. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models. Our ARR was $147 million and $153 million at March 31, 2022 and March 31, 2023, respectively.

Our subscription revenue as a percentage of total revenue remained relatively consistent from 39% for the three months ended March 31, 2022, to 40% for the three months ended March 31, 2023.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

COVID-19 Pandemic

Since early 2020, the COVID-19 pandemic severely restricted the level of economic activity around the world and had an unprecedented effect on the global hospitality and travel industries. No impairments directly related to the COVID-19 pandemic were recorded during the periods presented. While COVID-19 continues to impact the world, through March 31, 2023 as restrictions were lifted across travel destinations, revenues recovered to pre-pandemic levels.

The trends in recovery continue to vary by region due to a variety of factors and the extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, including the impact of these and other factors on travel behavior in general, and on our business in particular.

Subscribers and Subscriptions

Our subscription revenue and operating results are impacted by our ability to attract and maintain subscribers. Increasing our subscriber base increases our revenues, gross margin and Adjusted EBITDA. We are continually working on improving our subscription offerings and the trips available on our Pass list to make our subscription products more appealing to current and potential subscribers.

Travel

Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our subscribers and members as well as the rates we charge for stays. Our revenue management team establishes nightly rates to optimize desired occupancy and revenue.

Cost and Expense Management

Our operating results are impacted by our ability to manage costs and expenses and achieve a balance between making investments to retain and grow subscribers and driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by taking additional operational and portfolio optimization actions. Additionally, we conducted a 12% workforce reduction in January 2023 in order to further manage costs. For more information, see “Actions that we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated.” in the section titled “Risk Factors” in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We believe these opportunities will increase as our business grows and as we increase the number of properties in certain areas and thus, lower the cost of revenue.

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

Subscription revenue is comprised of recurring dues, net of discounts and travel incentives provided to subscribers, and enrollment fees. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally cancellable at the end of the contract term. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a subscriber. We typically bill in advance for Club and Pass contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Enrollment fees for Pass, Select and Club subscriptions are typically recognized immediately when paid. Enrollment fees earned from Legacy subscriptions are recognized over the estimated life of the subscriptions of five years.

We derive our travel revenue from our travel operations, including per trip, nightly and service fees charged to our subscribers and guests per trip. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Wheels Up, Exclusive Resorts and others. Travel revenue related to stays in our residences is higher than travel revenue related to stays at our hotel partners because our residences generally have higher average nightly rates, as residences are typically larger and accommodate more guests than hotel rooms. In the three months ended March 31, 2022, we delivered over 27,700 nights in our residences and over 15,200 nights in hotel rooms. In the three months ended March 31, 2023, we delivered over 29,800 nights in our residences and over 20,800 nights in hotel rooms. Travel revenue is generally recognized when travel occurs and amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs.

Cost of revenue

Cost of revenue includes costs directly related to delivering travel to our subscribers and guests as well as depreciation and amortization related to leasehold improvements and equipment at residences. These direct costs include payments for properties we lease, operating and maintenance costs of those properties, including on-site service personnel costs as well as costs paid to our hotel partners for subscriber stays. Cost of revenue may vary as a percentage of revenue from period to period based on the number of properties that we have under lease, and the mix of subscription and travel revenue that we earn.

Gross margin

Our gross margin may fluctuate from period to period based on the number and type of subscribers, seasonality of destinations, the number of leased properties in our portfolio, and nightly rates charged. We generally expect our gross margin to fluctuate in both the near term and long term with changes in subscriber counts, nightly rates and occupancy rates.

General and administrative

General and administrative expenses include costs related to our overall operations, including executive management, finance and accounting, legal, people operations and corporate information services. General and administrative expenses also include all equity-based compensation costs related to all employees. We expect to continue to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and stock exchange, as well as higher expenses for corporate insurance, director and officer insurance, investor relations and professional services. Overall, we expect that our general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

Sales and marketing

Sales and marketing expenses include costs related to the sales and marketing of our products, including personnel related costs as well as costs paid for advertising and lead generation. We expect sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future.

Operations

Operations expenses include costs related to providing, acquiring and managing our properties. It also includes providing subscriber services including costs for personnel working in our subscriber services teams, real estate development teams and the cost of subscriber benefits including lounges and events. We expect operations expense will vary from period to period as a percentage of revenue for the foreseeable future.

Technology and development

Technology and development expenses include costs related to development of our technology that supports our products, including website and app development and ongoing maintenance. These costs include the costs of personnel working on our development teams. We expect technology and development costs to stay relatively flat for the foreseeable future to the extent that we continue to develop and expand our product offerings.

Depreciation and amortization

Depreciation and amortization expenses primarily consist of depreciation of property and equipment including furniture and fixtures, as well as amortization of capitalized internal-use software development costs. We expect depreciation and amortization expenses to stay relatively consistent in the near term as we continue to invest in internally developed technological solutions and refresh furnishings in our homes.

Interest, net

Interest consists primarily of interest expense incurred on our revolving credit facility and interest income earned on cash holdings.

Other expense (income), net

Other expense (income), net consists primarily of miscellaneous non-recurring nonoperating income and expenses related to various agreements with third parties or one-time gains and losses related to disposals.

Warrant fair value losses (gains)

Warrant fair value gains or losses consist of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at each period and the gain or loss flows through this line item.

Results of operations

The following table sets forth our results of operations for the periods presented (in thousands):

Consolidated Results of Operations for the three months ended March 31, 2022 and 2023:

					Percent
			Amount of		Change
	Three Months Ended		Increase		Favorable
	March 31,		(Decrease)		(Unfavorable)

	2022	2023	2022 to 2023

	(in thousands)
Revenue	$82,073	$91,700	$9,627		12%
Cost of revenue	47,309	60,052	12,743		(27)%
Gross margin	34,764	31,648	(3,116)		(9)%
Gross margin percent	42%	35%	(7)	pp	(19)%

General and administrative (including equity-based compensation of $402 in 2022 and $657 in 2023)	17,694	18,110	416		(2)%
Sales and marketing	10,142	6,647	(3,495)		34%
Operations	9,674	8,205	(1,469)		15%
Technology and development	2,808	3,362	554		(20)%
Depreciation and amortization	659	979	320		(49)%
Interest, net	139	(113)	(252)		181%
Warrant fair value losses	17,670	104	(17,566)		99%
Other expense, net	—	57	57		n/m
Loss and comprehensive loss before income taxes	(24,022)	(5,703)	18,319		76%
Income tax expense	181	200	19		10%
Net loss and comprehensive loss	$(24,203)	$(5,903)	$18,300		76%

n/m - non-meaningful

pp - percentage point

Comparison of the three months ended March 31, 2022 and 2023:

Revenue. Total revenue increased $9.6 million from $82 million for the three months ended March 31, 2022 to $92 million for the three months ended March 31, 2023, an increase of 12%, primarily due to an increase in Club memberships sold which also contributed to an increase in paid travel.

Subscription revenue increased $4.3 million from $32 million for the three months ended March 31, 2022 to $36 million for the three months ended March 31, 2023, an increase of 14%, primarily as a result of year over year growth of the subscriber base particularly related to Pass and Club subscriptions. These subscription products have a significantly lower enrollment fee than prior subscription products, which has contributed to an increase in overall subscription sales. Also, Pass and Club subscription products have higher per subscriber annual revenues than Legacy products. We had more than 15,200 Active Subscriptions and over 15,700 Active Subscriptions at March 31, 2022 and 2023, respectively.

Travel revenue increased by $5.4 million, from $50 million for the three months ended March 31, 2022 to $55 million for the three months ended March 31, 2023, an increase of 11%, primarily due to the increase in the Club and Pass memberships driving an increase in paid travel. The average price per night in our residences increased 14% for the three months ended March 31, 2023 over the three months ended March 31, 2022, while the total number of paid nights in our residences decreased by 8%.

Cost of revenue. Cost of revenue increased $13 million from $47 million for the three months ended March 31, 2022 to $60 million for the three months ended March 31, 2023, an increase of 27%. This increase was primarily a result of higher direct travel costs resulting from increased travel and lease expenses on properties due to the addition of new properties to our portfolio. Our gross margin decreased $3.1 million from $35 million for the three months ended March 31, 2022 to $32 million for the three months ended March 31, 2023. The gross margin percentage decreased seven percentage points from 42% for the three months ended March 31, 2022 to 35% for the three months ended March 31, 2023.

General and administrative. General and administrative expenses excluding equity-based compensation increased $0.2 million, or 1%, from the three months ended March 31, 2022 to the three months ended March 31, 2023. General and administrative employees were 153 and 157 at March 31, 2022 and 2023, respectively. Overall, our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system upgrades, and costs incurred as a result of operating as a publicly traded company. Our equity-based compensation increased $0.3 million from $0.4 million for the three months ended March 31, 2022 to $0.7 million for the three months ended March 31, 2023, an increase of 63%, as a result of new grants made in the second quarter of 2022 for which expense was recognized during the three months ended March 31, 2023.

Sales and marketing. Sales and marketing expenses decreased $3.5 million from $10 million for the three months ended March 31, 2022 to $6.6 million for the three months ended March 31, 2023, a decrease of 34% due to reduced spending on advertising and reduced commissions expense due to capitalization of commissions earned on contracts sold with terms of greater than one year. Sales and marketing employees were 155 at both March 31, 2022 and 2023.

Operations. Operations expenses decreased $1.5 million from $9.7 million for the three months ended March 31, 2022 to $8.2 million for the three months ended March 31, 2023, a decrease of 15%, primarily due to a decrease in operations staff as a result of the January 2023 reduction in workforce. Operations employees were 345 and 291 at March 31, 2022 and 2023, respectively.

Technology and development. Technology and development expenses increased $0.6 million from $2.8 million for the three months ended March 31, 2022 to $3.4 million for the three months ended March 31, 2023, an increase of 20%, primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 54 and 67 at March 31, 2022 and 2023, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million from $0.7 million for the three months ended March 31, 2022 to $1.0 million for the three months ended March 31, 2023 primarily due to recent property and equipment purchases in conjunction with furnishing a larger lease portfolio over the three months ended March 31, 2023 compared to March 31, 2022.

Interest, net. Interest expense decreased from $0.1 million for the three months ended March 31, 2022 to $0 for the three months ended March 31, 2023. This change is due to our Revolver being paid-off in the third quarter of 2022. The decrease in interest expense was offset by an increase in interest income from $4 thousand for the three months ended March 31, 2022 to $0.1 million for the three months ended March 31, 2023. This change is due to the Company’s receipt of interest in relation to our cash investments.

Change in fair value of common stock warrant liability. Warrant fair value losses decreased $18 million, from an $18 million loss during the three months ended March 31, 2022 to a $0.1 million loss during the three months ended March 31, 2023. These losses are due to the fair valuation of our publicly traded warrants in each period. See Note 13 - Warrants in our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Provision for income taxes. Our provision for income taxes consists of an estimate for foreign taxes as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes as such did not record income tax expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operations activities primarily from subscription and travel revenue as well as our financing activities. In connection with the closing of the Business Combination, we raised $90 million of gross proceeds. Additionally, we incurred $25 million in transaction costs during the three months ended March 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the condensed consolidated statement of operations. The total net cash proceeds to us were $66 million. We utilized the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

As of March 31, 2023, we had $60 million of cash and cash equivalents and $1.7 million of restricted cash. The Company repaid the Revolver in full in July 2022 and had not subsequently drawn on the Revolver. The Revolver was terminated in March 2023.

Since inception, we have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue related to travel that is paid in advance but not yet taken. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of subscriber and revenue growth, travel bookings, change in the number of new residences and the timing and extent of spending on residences and other growth initiatives and overall economic conditions. Providing incentives or promotions for booking travel can and has historically increased our liquidity.

We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next 12 months.

The following table sets forth general information derived from our consolidated statements of cash flows:

	For the Three Months Ended
	March 31,
	2022	2023

	(in thousands)
Net cash used in operating activities	$(12,666)	$(17,587)
Net cash used in investing activities	(1,170)	(3,209)
Net cash provided by financing activities	65,959	438
Net increase (decrease) in cash and cash equivalents	$52,123	$(20,358)

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

Cash Flows

Cash flows used in operating activities. Cash used in operating activities was $13 million for the three months ended March 31, 2022 compared to $18 million for the three months ended March 31, 2023 driven by changes in current assets and liabilities that resulted in cash outflows of $9.8 million in the three months ended March 31, 2022 compared to $16 million in the three months ended March 31, 2023. This was primarily the result of decreases in deferred revenue due to members taking advantage of one-time subscription offers leading to a decrease in current deferred revenue and an increase in members utilizing credit balances on their accounts for previously paid and untaken trips. Additional net working capital changes relate to a $4.4 million increase in prepaid experiences, $4.0 million in expense related to payment of bonuses, and $1.5 million increase in accounts receivable related to emerging product offerings.

Cash flows used in investing activities. Cash used in investing activities was $1.2 million and $3.2 million for the three months ended March 31, 2022 and 2023, respectively. We incurred higher expenditures for leasehold improvements related to an expanded lease portfolio and ongoing internal software development projects.

Cash flows provided by financing activities. Cash flow from financing activities decreased from providing $66 million for the three months ended March 31, 2022 to providing $0.4 million for the three months ended March 31, 2023. The primary reason for the decrease was that in 2022, $90 million in proceeds were received as a result of the reverse recapitalization, which was partially offset by $24 million used in the payment of reverse recapitalization costs and repayments of debt. No such events took place during the three months ended March 31, 2023.

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

We provide a reconciliation of Adjusted Net Loss, Adjusted EBITDA, Adjusted EBTIDA Margin and Free Cash Flow to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view Adjusted Net Loss, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow in conjunction with their respective related GAAP financial measures.

Adjusted Net Loss

Adjusted Net Loss is a non-GAAP financial measure that we define as net income (loss) before warrant fair value gains and losses.

The above item is excluded from our Adjusted Net Loss measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted Net Loss:

	For the Three Months Ended March 31,
	2022	2023

	(in thousands)
Net loss	$(24,203)	$(5,903)
Warrant fair value losses	17,670	104
Adjusted Net Loss	$(6,533)	$(5,799)

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before interest, taxes, depreciation and amortization, equity-based compensation expense, warrant fair value gains and losses, and public company readiness expenses.

The above items are excluded from our Adjusted EBITDA measure because our management believes that these costs and expenses are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2022	2023

	(in thousands)
Net loss	$(24,203)	$(5,903)
Interest, net	139	(113)
Income taxes	181	200
Depreciation and amortization	1,034	1,906
Equity-based compensation	402	657
Warrant fair value losses	17,670	104
Public company readiness costs	1,092	—
Adjusted EBITDA	$(3,685)	$(3,149)
Adjusted EBITDA Margin (1)	(4.5)%	(3.4)%

(1) We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and additions to capitalized software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and additions to capitalized software, that can be used for strategic initiatives. Our Free Cash Flow is impacted by the timing of bookings because we collect travel revenue between the time of booking and 30 days before a stay or experience occurs. The following table presents the components of Free Cash Flow.

	For the Three Months Ended March 31,
	2022	2023

	(in thousands)
Net cash used in operating activities	$(12,666)	$(17,587)
Development of internal-use software	(183)	(1,932)
Purchase of property and equipment	(987)	(1,277)
Free Cash Flow (deficit)	$(13,836)	$(20,796)

Lease Obligations

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. See Note 11 to our condensed consolidated financial statements for the three months ended March 31, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2023, the Company was party to 52 leases that had not yet commenced. Future payments under these leases were $92 million at March 31, 2023.

Our Revolver, which had a balance of $0 at December 31, 2022, was terminated in March 2023.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

For information on recently adopted accounting pronouncements, see Note 2 to our condensed consolidated financial statements included in Part 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our principal market risks are our exposure to interest rates and foreign currency risks.

Interest Rate Risk

Changes in interest rates affect the interest earned on total cash as well as interest paid on debt.

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2023.

Foreign Currency Risk

We are exposed to foreign currency risk related expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the three months ended March 31, 2023, our expenditures included $4.0 million in foreign currencies, primarily in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our condensed consolidated financial statements for the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, our management has concluded that, notwithstanding the material weaknesses described below, the unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for each of the periods presented, in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

As disclosed in “Part II, Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in connection with our assessment of controls over financial reporting during the years ended December 31, 2022 and 2021, we identified a material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The previously identified material weaknesses continue to exist as of March 31, 2023 primary related to (1) the implementation and ongoing accounting for new accounting standards, specifically, ASC 842, Leases, and the ongoing accounting for the Company’s controlled and managed properties under ASC 842; (2) the establishment and design of processes and controls over financial closing and reporting processes, to document and monitor certain controls over financial reporting; and (3) the design and effectiveness of IT general controls, including users’ access rights related to certain IT systems and segregation of duties related to the administration of those IT systems that support the Company’s financial reporting process.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in “Part II, Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weaknesses. Remediation activities include:

●	Continue to hire, train and retain individuals with appropriate skill and experience related to designing, operating and documenting internal control over financial reporting;
●	Communicate expectations, monitor for compliance with expectations, and hold individuals accountable for their roles related to internal control over financial reporting;
●	Design and implement a comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks; and
●	Enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively.

We have increased our headcount within the finance organization and continue to train our employees on the importance of control execution and risk assessment procedures. Additionally, we have engaged the services of third-party consultants to assist with the design and implementation of an enterprise level control framework and associated control activities. We believe the foregoing efforts will effectively remediate the material weaknesses but because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require ongoing review and evidence of effectiveness prior to concluding that our internal controls over financial reporting are effective.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures discussed above, during the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Complaint Relating to Restatement

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks certification as a class action and class representative, as well as an unspecified amount of damages, attorneys' fees, expenses, and other costs. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2022, and June 30, 2022.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the following:

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

On November 18, 2022, we received a notice from the Staff of Nasdaq notifying us that we were not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 with the SEC by the required due date. We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 on December 19, 2022 to regain compliance with Nasdaq Global Market’s listing requirements.

On May 3, 2023, we received a notice from the Staff of Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the minimum bid price of our Class A Common Stock has been below $1.00 per share for 30 consecutive business days (the “Notice”). The Notice has no immediate effect on the listing or trading of our Class A Common Stock or warrants on The Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 30, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period, unless Nasdaq exercises its discretion to extend this ten-day period. In the event we do not regain compliance with the minimum bid price requirement by October 30, 2023, we may be eligible for an additional 180 calendar day compliance period we elect to transfer to The

Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. However, if it appears to Nasdaq’s staff that we will not be able to cure the deficiency or if we are otherwise not eligible, or if our Class A Common Stock has a closing bid price of $0.10 or less for ten consecutive trading days during any such compliance period, Nasdaq would notify us that our securities would be subject to delisting. We may appeal any such determination to delist our securities, but there can be no assurance that any such appeal would be successful.

We intend to monitor the closing bid price of our stock and assess potential actions to regain compliance with Nasdaq’s Listing Rule 5450(a)(1), including by proposing a reverse stock split for stockholder approval, if necessary. There can be no assurance that we will regain compliance with Nasdaq’s Listing Rule 5450(a)(1) or will otherwise be in compliance with the other Nasdaq listing requirements.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for our securities;
●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules,
●	possible reduction in the level of trading activity in the secondary trading market for shares of our Class A Common Stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.1	February 14, 2022
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
10.1	Warrant Agreement, dated March 13, 2023 by and between Inspirato Incorporated and Saks.com LLC.		8-K	001-39791	10.1	March 14, 2023
10.2	R. Webster Neighbor Amended and Restated Employment Agreement, dated March 15, 2023.		8-K	001-39791	10.1	March 15, 2023
10.3	Offer Letter between the Company and Robert Kaiden, dated as of March 17, 2023.		8-K	001-39791	10.1	March 22, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

Inspirato Incorporated

Date: May 9, 2023	By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Robert Kaiden
Robert Kaiden
Chief Financial Officer (Principal Financial and Accounting Officer)