Form 10-Q
period 2023-06-30
Inspirato Inc
filed 2023-08-09
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 68,141,929 shares of Class A Common Stock, 58,483,781 shares of Class V Common Stock, and 8,624,792 Warrants outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	Our anticipated partnership with Capital One;
●	Our ability to consummate the convertible note financing and satisfy applicable closing conditions, including the entry into a commercial agreement with Capital One on acceptable terms and the receipt of necessary shareholder approval;
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward-looking statements. We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in any documents we file with the SEC, except as required by law.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	June 30,
	2022	2023
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$80,278	$44,383
Restricted cash	1,661	1,662
Accounts receivable, net	3,140	3,453
Accounts receivable, net – related parties	663	275
Prepaid member travel	19,915	22,185
Prepaid expenses	10,922	12,053
Other current assets	302	1,037
Total current assets	116,881	85,048
Property & equipment, net	18,298	18,711
Goodwill	21,233	21,233
Right-of-use assets	271,702	234,676
Other noncurrent assets	2,253	5,756
Total assets	$430,367	$365,424
Liabilities
Current liabilities
Accounts payable	$30,611	$31,257
Accrued liabilities	5,475	1,668
Deferred revenue, current	167,733	160,016
Lease liabilities, current	74,299	65,913
Total current liabilities	278,118	258,854
Deferred revenue, noncurrent	18,321	19,084
Lease liabilities, noncurrent	208,159	209,914
Warrants	759	483
Total liabilities	505,357	488,335

Commitments and contingencies (Note 12)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 1,000,000 shares authorized, 62,716 and 67,887 shares issued and outstanding as of December 31, 2022, and June 30, 2023, respectively	6	7
Class V common stock, $0.0001 par value, 500,000 shares authorized, 61,360 and 58,555 shares issued and outstanding as of December 31, 2022, and June 30, 2023, respectively	6	6
Additional paid-in capital	245,652	248,346
Accumulated deficit	(233,931)	(260,343)
Total equity (deficit) excluding noncontrolling interest	11,733	(11,984)
Noncontrolling interests (Note 16)	(86,723)	(110,927)
Total deficit	(74,990)	(122,911)
Total liabilities and deficit	$430,367	$365,424

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$83,698	$84,092	$165,771	$175,792
Cost of revenue (including depreciation of $495 and $870 in 2022, and $804 and $1,731 in 2023, respectively)	57,402	64,686	104,711	124,738
Asset impairment	—	30,054	—	30,054
Gross margin	26,296	(10,648)	61,060	21,000
General and administrative (including equity-based compensation of $2,431 and $2,833 in 2022, and $3,731 and $4,388 in 2023, respectively)	16,250	17,885	33,944	35,995
Sales and marketing	11,061	7,954	21,203	14,601
Operations	11,179	6,419	20,853	14,624
Technology and development	2,876	3,007	5,684	6,369
Depreciation and amortization	694	1,015	1,353	1,994
Interest, net	192	(414)	331	(527)
Warrant fair value (gains) losses	(11,126)	(380)	6,544	(276)
Other expense, net	—	321	—	378
Loss and comprehensive loss before income taxes	(4,830)	(46,455)	(28,852)	(52,158)
Income tax expense	206	217	387	417
Net loss and comprehensive loss	(5,036)	(46,672)	(29,239)	(52,575)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 16)	2,969	23,252	14,870	26,259
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(2,067)	$(23,420)	$(14,369)	$(26,316)

Basic and diluted weighted average Class A shares outstanding	52,400	67,341	47,384	65,975
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(0.04)	$(0.35)	$(0.30)	$(0.40)

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(12,302)	(11,901)	(24,203)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	46,832	4	69,781	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	5,079	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	25	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	51,936	$5	69,781	$7	$237,433	$(223,653)	$(76,557)	$(62,765)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,067)	(2,969)	(5,036)
Equity-based compensation	—	—	—	—	—	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	—	—	—	490	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	22	—	—	—	(65)	—	—	(65)
Balance at June 30, 2022	—	$—	—	$—	52,448	$5	69,781	$7	$244,799	$(225,720)	$(79,526)	$(60,435)

Balance at January 1, 2023	—	$—	—	$—	62,716	$6	61,360	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,896)	(3,007)	(5,903)
Equity-based compensation	—	—	—	—	—	—	—	—	657	—	—	657
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	1,827	—	—	—	438	—	—	438
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	2,157	1	(2,157)	—	(1,481)	—	1,480	—
Balance at March 31, 2023	—	$—	—	$—	66,700	$7	59,203	$6	$245,266	$(236,923)	$(88,358)	$(80,002)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(23,420)	(23,252)	(46,672)
Equity-based compensation	—	—	—	—	—	—	—	—	3,731	—	—	3,731
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	539	—	—	—	32	—	—	32
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	648	—	(648)	—	(683)	—	683	—
Balance at June 30, 2023	—	$—	—	$—	67,887	$7	58,555	$6	$248,346	$(260,343)	$(110,927)	$(122,911)

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss and comprehensive loss	$(29,239)	$(52,575)
Adjustments to reconcile net loss and comprehensive loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,223	3,725
Loss on disposal of fixed assets	—	588
Warrant fair value losses (gains)	6,544	(276)
Asset impairment	—	30,054
Equity‑based compensation	2,833	4,388
Amortization of right-of-use assets	45,841	42,362
Changes in operating assets and liabilities:
Accounts receivable, net	613	(517)
Accounts receivable, net – related parties	(322)	388
Prepaid member travel	(3,675)	(2,270)
Prepaid expenses	(3,625)	(1,131)
Lease liability	(46,155)	(41,699)
Other assets	126	(1,192)
Accounts payable	(697)	(392)
Accrued liabilities	(1,237)	(3,807)
Deferred revenue	359	(6,954)
Net cash used in operating activities	(26,411)	(29,308)

Cash flows from investing activities:
Development of internal-use software	(489)	(4,556)
Purchase of property and equipment	(4,619)	(2,500)
Net cash used in investing activities	(5,108)	(7,056)

Cash flows from financing activities:
Repayments of debt	(13,267)	—
Proceeds from debt	14,000	—
Proceeds from reverse recapitalization	90,070	—
Payments of reverse recapitalization costs	(23,899)	—
Proceeds from issuance of Class A common stock	5,000	—
Payments of employee taxes for stock-based award exercises and vestings	(117)	(837)
Proceeds from option exercises	23	1,307
Distributions	(183)	—
Net cash provided by financing activities	71,627	470

Net increase (decrease) in cash, cash equivalents, and restricted cash	40,108	(35,894)
Cash, cash equivalents, and restricted cash – beginning of period	82,953	81,939
Cash, cash equivalents, and restricted cash – end of period	$123,061	$46,045
Supplemental cash flow information
Cash paid for interest	$285	$—
Cash paid for income taxes	—	59
Significant noncash transactions:
Accounting principle adoption	—	204
Conversion of preferred stock in connection with reverse recapitalization	104,761	—
Warrants acquired at fair value	9,874	—
Warrants exercised	8,390	—
Fixed assets purchased but unpaid, included in accounts payable at period end	324	1,038
Operating lease right-of-use assets exchanged for lease obligations	306,912	35,068
Conversion of deferred rent and prepaid rent to right-of-use assets	6,831	—

INSPIRATO INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Nature of Business

Inspirato Incorporated and its subsidiaries (the “Company”, also referred to as “Inspirato”, “we”, “us”, and “our”) is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty, and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners, and custom travel experiences.

The Company was initially incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”), a special purpose acquisition company. On February 11, 2022 (the “Closing Date”), the Company and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (the “Business Combination Agreement”) whereby a subsidiary of the Company merged with and into Inspirato LLC (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of the Company. The Company changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”). The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the consolidated financial statements presented herein represent the operating results of Inspirato LLC before and after the Business Combination.

(2) Significant Accounting Policies

(a) Basis of Presentation

These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s 2022 Form 10-K.

These unaudited consolidated financial statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2022 and 2023. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

The historical equity of Inspirato LLC was previously recast in all periods up to the Closing Date, to reflect the number of shares of Inspirato Incorporated’s Class A Common Stock (as defined below) and Class V Common Stock (as defined below) issued to Inspirato LLC unit holders in connection with the Business Combination. The Company recast the units outstanding related to the historical Inspirato LLC preferred units and common units (the “Historical Inspirato LLC Equity”) prior to the Business Combination, reflecting the exchange ratio of 1-for-37.2275, pursuant to the Business Combination Agreement. The Consolidated Financial Statements thereto give effect to the conversion for all periods presented. The Consolidated Financial Statements do not necessarily represent the capital structure of Inspirato Incorporated had the Business Combination occurred in prior periods.

All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2, Significant Accounting Policies to the consolidated financial statements in the Company’s Form 10-K for a summary and discussion of the Company’s significant accounting policies, except as updated below.

(b) Principles of Consolidation

For the periods after February 11, 2022, the Consolidated Financial Statements comprise the accounts of the Company, including Inspirato LLC. In determining the accounting of Inspirato Incorporated’s interest in Inspirato LLC after the Business Combination, management concluded Inspirato LLC was not a variable interest entity and as such, Inspirato LLC was evaluated under the voting interest model. As Inspirato Incorporated has the right to appoint a majority of the managers of Inspirato LLC, Inspirato Incorporated controls Inspirato LLC, and therefore, the financial results of Inspirato LLC and its subsidiaries, after the Closing on February 11, 2022, are consolidated with and into Inspirato Incorporated’s financial statements. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated.

For the days and periods prior to Business Combination, the Consolidated Financial Statements of the Company comprise the accounts of Inspirato LLC and its wholly owned subsidiaries. All intercompany accounts and transactions among Inspirato LLC and its consolidated subsidiaries were eliminated.

(c) Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

The Consolidated Financial Statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation and estimated economic lives of capitalized software and long-lived assets, incremental borrowing rates as they relate to leases, contingencies, allowance accounts, lease revenue forecasts as it relates to impairment, and fair value measurements related to stock-based compensation.

(d) Goodwill

The Company performs its annual impairment review of goodwill at December 1 and when a triggering event occurs between annual impairment tests. At June 30, 2023, management determined that a triggering event occurred in relation to the impairment of asset groups related to the Company’s operating leases. The Company performed a qualitative assessment and determined based on that assessment that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. As such, no goodwill impairment was identified as a result of this interim test and a quantitative impairment test is not required.

(e) Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the six months ended June 30, 2022, to separately identify amortization of Right of Use Assets and change in Lease Liability. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Accordingly, the Consolidated Financial Statements reflect the continuation of the financial statements of Inspirato LLC with the Business Combination being treated as the equivalent of Inspirato LLC issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were recognized as of the Business Combination at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Inspirato LLC and the accumulated deficit of Inspirato LLC has been carried forward after the Closing.

All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to give effect to the reverse recapitalization.

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 8.8 million shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021, as amended. The Company incurred $25 million in transaction costs during the six months ended June 30. 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the consolidated statement of operations and comprehensive loss. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

(4) Revenue

Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Travel	$48,136	$48,031	$97,909	$103,159
Subscription	35,562	36,038	67,728	72,549
Other	—	23	134	84
Total	$83,698	$84,092	$165,771	$175,792

As of December 31, 2022, deferred revenue was $186 million. Significant movements in deferred revenue during the six months ended June 30, 2023 consisted of increases due to payments received prior to travel by members and prepaid subscriptions, offset by decreases due to revenue recognized upon completion of trips and the passage of time for subscriptions. During the six months ended June 30, 2023, approximately $103 million of revenue recognized was included in the balance of deferred revenue as of December 31, 2022.

The Company recognizes assets and liabilities related to contracts with its customers. Assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract and are included within other current assets and other noncurrent assets on the consolidated balance sheet. Liabilities included deferred revenue as discussed above. Assets and liabilities related to contracts with customers are as follows:

	December 31,	June 30,
	2022	2023
Assets:
Accounts receivable, net	$3,140	$3,453
Other current assets	—	623
Other noncurrent assets	—	688

Liabilities:
Deferred revenue, current	$167,733	$160,016
Deferred revenue, noncurrent	18,321	19,084

(5)	Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	June 30,
	2022	2023
Property operations	$4,299	$4,386
Software	3,601	2,807
Operating supplies	1,441	1,356
Insurance	1,581	3,504
Total	$10,922	$12,053

Prepaid Member Travel

Prepaid member travel of $20 million and $22 million at December 31, 2022 and June 30, 2023, respectively, includes deposits for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	June 30,
	(years)	2022	2023
Residence leasehold improvements	3	$15,302	$17,012
Internal-use software	3	13,559	15,262
Corporate office leasehold improvements	3	5,156	5,156
Computer equipment	3	1,436	1,100
Furniture, fixtures, and equipment	5	1,208	1,214
Residence vehicles	5	806	620
Total cost		37,467	40,364
Accumulated depreciation and amortization		19,169	21,653
Property & equipment, net		$18,298	$18,711

(7) Income Taxes

At June 30, 2023, Inspirato Incorporated holds 49.8% of the economic interest in Inspirato LLC (see Note 3 and 16), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 49.8% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was negative 4.3% and negative 1.3% for the three and six months ended June 30, 2022, respectively, and negative 0.5% and negative 0.8% for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the three and six months ended June 30 2022 and 2023 differed significantly from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three and six months ended June 30, 2022 and 2023 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of the Closing and as of June 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

(8) Debt

Loan Facility

In October 2020, the Company obtained a revolving line of credit (the “Revolver”) that was scheduled to mature October 2023 and was terminated in March 2023. The Revolver had a limit of $14 million. Interest rates associated with the Revolver adjusted based on the prime rate and outstanding balance. The interest rate was 8.50% at December 31, 2022. Interest expense related to the Revolver for three and six months ended June 30, 2022 totaled $0.1 million and $0.3 million, respectively. There was no interest expense for the three and six months ended June 30, 2023.

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

Level 1 financial liabilities consist of valuation of its Public Warrants. The carrying values on the consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, and other liabilities approximate fair values due to their short-term maturities. The carrying amount of the Company’s short-term and long-term borrowings, if any, are considered Level 2 liabilities and approximate fair value based on current rates and terms available to the Company for similar debt. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test.

(10) Net loss attributable to Inspirato Incorporated per Class A share

The following table sets forth the computation of basic and diluted net loss per common unit and Class A share. Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method.

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

The Company’s Class V Common Stock is neither dilutive nor anti-dilutive for the periods presented as their assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share. Share amounts below are presented in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss attributable to Inspirato Incorporated	$(2,067)	$(23,420)	$(14,369)	$(26,316)
Weighted average Class A Shares outstanding
Basic and diluted	52,400	67,341	47,384	65,975
Net loss attributable to Inspirato Incorporated per Class A share
Basic and diluted	$(0.04)	$(0.35)	$(0.30)	$(0.40)

The following securities were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Restricted stock units	5,518	18,856	2,774	17,136
Stock options	7,625	4,731	7,690	4,971
Preferred warrants	—	—	118	—
Common stock warrants	8,625	8,625	7,852	8,625
Anti-dilutive securities	21,768	32,212	18,434	30,732

(11)Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms. Active leases have initial terms ranging from 1 to 20 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue on the consolidated statements of operations.

The following table details the composition of operating lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operating lease expense	$19,733	$22,360	$38,054	$45,158
Variable lease expense	534	116	1,193	502

As of June 30, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) were as follows:

Fiscal Year Ending	Operating leases
Remainder of 2023	$45,746
2024	70,362
2025	55,634
2026	46,873
2027	34,437
2028 and thereafter	91,427
Total minimum lease payments	344,479
Less: interest expense	(68,652)
Present value of lease obligations	275,827
Less: current lease obligations	(65,913)
Long-term lease obligations	$209,914

The following table presents additional information about our lease obligations:

Weighted-average remaining lease term (in years):	As of December 31, 2022	As of June 30, 2023
Operating leases	5.6	5.8

Weighted-average discount rate:
Operating leases	5.13%	7.45%

As of June 30, 2023, the Company was party to 39 leases that had not yet commenced. Future payments under these leases were $54 million at June 30, 2023.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended June 30, 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for thirty-three leases had net carrying values that exceeded their estimated undiscounted future cash flows. These leases were primarily related to one group of underperforming properties in a single geographic location. The Company then estimated the fair value of the asset groups based on their cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $30 million and property and equipment impairment of $0.3 million for the three months ended June 30, 2023. These impairments are recorded within asset impairment in the consolidated statements of operations.

(12) Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings. The Company establishes reserves for specific legal proceedings when the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that there is a reasonable possibility of material loss or loss in excess of the amount that the Company has accrued. The Company recognizes legal fees related to any ongoing legal proceeding as incurred.

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s consolidated financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022.

Reimbursement and Security Agreement

Inspirato LLC is a party to a financial guarantee bond agreement dated September 2019 for a surety bond of $20 million and a related general corporate indemnification. The financial guarantee bond agreement remains in effect and its term is continuous to align with the term of the agreement it supports.

(13) Warrants

Public Warrants

The Company is party to issued and outstanding Warrants to purchase its Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of June 30, 2023, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants are exercisable for one share of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within warrants on the consolidated balance sheets because the Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. As of December 31, 2022 and June 30, 2023, the Public Warrants had a fair value of $0.8 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, a gain of $11 million and a loss of $6.5 million, respectively, were recorded in warrant fair value losses in the consolidated statements of comprehensive loss. For the three and six months ended June 30, 2023, a gain of $0.4 million and a gain of $0.3 million, respectively, were recorded in warrant fair value losses in the consolidated statements of comprehensive loss.

Saks Warrants

In March 2023, the Company and Saks.com LLC (“Saks”) entered into a Commercial Referral and Marketing Agreement (the "Commercial Agreement") and a Warrant Agreement pursuant to which Saks may acquire up to 18 million shares of the Company’s Class A Common Stock (the “Saks Warrant Shares”). The Saks Warrant Shares shall vest and become exercisable by Saks based on certain subscription purchase referrals made by Saks to the Company under the terms of the Commercial Agreement. The exercise price with respect to the Saks Warrant Shares is $2.00 per share. Subject to certain conditions, including vesting conditions, the Saks Warrant Shares may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before the later of the termination of the Commercial Agreement or 90 days after the final vesting of the Saks Warrant Shares. Through June 30, 2023, there was not significant purchase activity facilitated through the Commercial Agreement.

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

As of June 30, 2023, option expense remaining to be recognized was $0.3 million and will be recognized over the next two years. There were 7.6 million and 4.6 million shares of Class A Common Stock subject to outstanding options at June 30, 2022 and 2023, respectively. During the three and six months ended June 30, 2022 there were 36 thousand and 66 thousand options exercised, respectively. During the three and six months ended June 30, 2023 there were 0.1 million and 0.7 million options exercised, respectively.

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

At both December 31, 2022 and June 30, 2023, there were 9.3 million as-converted profits interests issued and outstanding, and $0.5 million in profits interest expense remained to be recognized as of June 30, 2023 over the next three years. No profits interests have been issued since the consummation of the Business Combination.

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

At June 30, 2023, there was $33 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average of 2.9 years.

(16) Noncontrolling Interest

The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. For the period February 11, 2022 through June 30, 2022, 58.8% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the three and six months ended June 30, 2022, the Company issued no shares of its Class A Common Stock. During the three and six months ended June 30, 2023, the Company issued 648,297 and 2,805,349 shares, respectively, of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following tables summarize the changes in ownership of Inspirato LLC excluding unvested profits interests.

For the period from February 11, 2022 through June 30, 2022:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Continuing Inspirato Members subject to vesting	Total

	(in thousands)
Recapitalization	46,832	66,945	2,836	116,613
Vesting of profits interests	—	567	(567)	—
End of period	46,832	67,512	2,269	116,613

For the period from January 1, 2023 through June 30, 2023:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato Members	Continuing Inspirato Members subject to vesting	Total

	(in thousands)
Beginning of period	55,253	59,653	1,707	116,613
Conversion of Class V to Class A	2,805	(2,805)	—	—
Vesting of profits interests	—	437	(437)	—
End of period	58,058	57,285	1,270	116,613

(17) Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service (“IRS”) annual limitations. The Company matches 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. The Plan provides for the Company to make a discretionary matching contribution. The following table summarizes the Company’s contributions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Employer match 401(k) contributions	$390	$343	$897	$894

(18) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2022 and June 30, 2023, balances due from related parties for these arrangements totaled $0.7 million and $0.3 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

Under the property usage agreements, Inspirato LLC paid Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the three and six months ended June 30, 2022 Inspirato recognized $0.6 million and $1.3 million, respectively, in related party expense related to these agreements. For the three and six months ended June 30, 2023, Inspirato recognized $0.1 million and $0.6 million, respectively, in related party expense related to these agreements. As of June 30, 2023 all property usage agreements had terminated. At December 31, 2022 and June 30, 2023, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives whereby Inspirato LLC pays those executives a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for the three months ended June 30, 2022 and 2023 totaled $15 thousand in each period. Total payments made under these lease agreements for the six months ended June 30, 2022 and 2023 totaled $29 thousand in each period.

(19) Subsequent Events

Capital One Ventures Strategic Partnership and Investment

On August 7, 2023, the Company entered into an investment agreement (the “Investment Agreement”) with Oakstone Ventures, Inc. (the “Purchaser”), an affiliate of Capital One Financial Corporation (“Capital One”), relating to the issuance and sale to the Purchaser of an 8% Senior Secured Convertible Note due 2028 having an aggregate principal amount of $25 million (the “Note”). The closing of the transactions contemplated by the Investment Agreement is subject to certain closing conditions as described below. The Note will be convertible at an initial conversion price of $1.50 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination (including any stock combination occurring prior to the closing of the transactions contemplated by the Investment Agreement), reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets, with interest payments payable in cash or by increasing the outstanding principal amount of the Note (pay-in-kind interest) at the Company’s election. The Note will be a senior secured obligation of the Company and its guarantor subsidiaries. The Company and its guarantor subsidiaries will grant a first priority security interest in substantially all of their assets as security for the Company’s obligations under the Note. The issuance and sale of the Note is conditioned upon customary closing conditions. The issuance and sale of the Note is also conditioned upon the Company and an affiliate of Capital One entering into a commercial agreement and the receipt of specified stockholder approvals and the effectiveness of certain amendments to the Company’s certificate of incorporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto as of and for the three and six months ended June 30, 2022 and 2023 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

All amounts presented in this Management Discussion and Analysis are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

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

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes 480 private luxury vacation homes available to our subscribers, and accommodations at 290 luxury hotel and resort partners in 230 destinations around the world as of June 30, 2023. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises and other experiences and Bespoke, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

In the third quarter of 2022, we developed two new product offerings: Inspirato for Good (“IFG”) and Inspirato for Business (“IFB”). IFG is our turnkey solution assisting nonprofits in their fundraising. Through this new platform, we partner with nonprofit organizations to sell luxury travel packages at live and silent auctions, paddle raises, and other giving channels. IFB represents our business-to-business channel whereby we seek to target the incentive travel market by providing companies with a ready-to-use travel solution to reward and retain their employees and business partners. We believe both IFG and IFB will offer opportunities for significant growth at a lower customer acquisition cost.

In August 2023, we launched Inspirato Rewards (“Rewards”), a new member loyalty program. Rewards will provide our members with exclusive discounts and benefits based on their yearly activity with us. Members who earn one of the three Rewards’ statuses will enjoy, among other benefits, extra savings on Club bookings, early access to new releases, and complimentary nights based on their spending with us.

Capital One Ventures Strategic Partnership and Investment

In August 2023, the Company and an affiliate of Capital One entered into a definitive agreement (the “Investment Agreement”) for a $25 million strategic investment by Capital One in the Company through the private placement of an 8% Senior Secured Convertible Note due in 2028. The Note will be convertible at an initial conversion price of $1.50 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination (including any stock combination occurring prior to the closing of the transactions contemplated by the Investment Agreement), reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets, with interest payments payable in cash or by increasing the outstanding principal amount of the Note (pay-in-kind interest) at the Company’s election. The Note will be a senior secured obligation of the Company and its guarantor subsidiaries. The Company and its guarantor subsidiaries will grant a first priority security interest in substantially all of their assets as security for the Company’s obligations under the Note.

The issuance and sale of the Note is conditioned upon the Company and an affiliate of Capital One entering into a commercial agreement and the receipt of specified stockholder approvals and the effectiveness of certain amendments to the Company’s certificate of incorporation. See Note 19 - “Subsequent Events” within the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. For risks related to the Note and pending transactions with Capital One see “Risk Factors” in Part II. Item 1A. of this report.

Reverse Recapitalization

On February 11, 2022, the Company and Inspirato LLC consummated the transactions contemplated by the Business Combination Agreement whereby a subsidiary of the Company merged with and into Inspirato LLC, resulting in Inspirato LLC becoming a subsidiary of the Company. The Company changed its name to “Inspirato Incorporated” upon the Closing.

The Business Combination was accounted for as a reverse recapitalization, with Inspirato LLC identified as the accounting acquirer of Thayer. Under this method of accounting, Thayer was treated as the “acquired” company for accounting purposes. Upon the Closing, shares of the Company’s Class A Common Stock were listed on Nasdaq and trade under the ticker symbol “ISPO”.

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

Active Subscriptions and Active Subscribers

We define Active Subscriptions as subscriptions that are paid in full, as well as those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscribers as subscribers who have one or more Active Subscription(s).

As of June 30, 2022 and June 30, 2023, we had approximately 14,300 and approximately 14,000 Active Subscribers, respectively. At June 30, 2022, we had approximately 15,700 Active Subscriptions which consisted of approximately 10,000 Legacy Inspirato Club

(“Legacy”) subscriptions, approximately 3,600 Inspirato Pass (“Pass”) subscriptions, and approximately 2,000 New Inspirato Club (“Club”) subscriptions. At June 30, 2023, we had approximately 15,200 Active Subscriptions which consisted of approximately 8,700 Legacy subscriptions, approximately 3,000 Pass subscriptions, and approximately 3,500 Club subscriptions.

Legacy subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for Club subscriptions. Club and Pass subscriptions are available through monthly, semi-annual, annual and multi-year contracts. The majority of our subscriptions are annual contracts including approximately half of the Club and Pass subscriptions.

Annual Recurring Revenue (“ARR”)

ARR is a measure of our business performance because it is driven by our ability to acquire Active Subscriptions and to maintain our relationship with existing subscribers. ARR represents the amount of revenue that we expect to recur annually, enables measurement of the progress of our business initiatives and serves as an indicator of future growth. ARR should be viewed independently of revenue and deferred revenue and is not intended to be a substitute for, or combined with, any of these items.

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. Contracts related to our IFG and IFB offerings are excluded from our ARR calculation. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate, without regard to any potential impact from promotions and discounts that may be offered, for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are Legacy subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain Legacy subscriptions may be higher or lower than our then current annualized subscription rate as a result of previously offered or contractual renewal rates. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models. Our ARR was $157 million and $149 million at June 30, 2022 and June 30, 2023, respectively.

Our subscription revenue as a percentage of total revenue was 42% and 43% for the three months ended June 30, 2022 and 2023, respectively, and 41% for the six months ended June 30, 2022 and 2023.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

Subscribers and Subscriptions

Our subscription revenue and operating results are impacted by our ability to attract and maintain subscribers. Increasing our subscriber base increases our revenues, gross margin and Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”). We are continually working on improving our subscription offerings and the trips available on our Pass list to make our subscription products more appealing to current and potential subscribers.

Travel

Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our subscribers and members as well as the rates we charge for stays. Our revenue management team establishes nightly rates to optimize desired occupancy and revenue.

Cost and Expense Management

Our operating results are impacted by our ability to manage costs and expenses and achieve a balance between making investments to retain and grow subscribers and driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by taking additional operational and portfolio optimization actions. Additionally, we conducted a 12% workforce reduction in January 2023 and a further 6% workforce reduction in

July 2023 in order to further manage costs. For more information, see “Actions that we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated.” in the section titled “Risk Factors”.

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

Our results, including total revenues, Adjusted EBITDA and Free Cash Flow (as defined below), are also impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we are able to charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.

Key Components of Results of Operations

Revenue

We generate revenue from sales of subscriptions to our platform that grant access to book Inspirato residences and other privileges that vary based on the type of subscription. The two primary components of revenue are subscription revenue and travel revenue.

Subscription revenue is comprised of enrollment fees and recurring dues, net of discounts and travel incentives provided to subscribers. Our subscription agreements typically auto-renew after an initial monthly, yearly, or multi-year term. Our agreements are generally cancellable by providing 30 days notice, and subscription payments are non-refundable. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a subscriber. We typically bill in advance for Club and Pass subscriptions. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Enrollment fees for Pass, Select and Club subscriptions are typically recognized immediately when paid. Enrollment fees earned from Legacy subscriptions are recognized over the estimated life of the subscriptions of five years.

We derive our travel revenue from our travel operations, including per trip, nightly and service fees charged to our subscribers and guests per trip. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Wheels Up, Exclusive Resorts and others. Travel revenue related to stays in our residences is higher than travel revenue related to stays at our hotel partners because our residences generally have higher average nightly rates, as residences are typically larger and accommodate more guests than hotel rooms. In the six months ended June 30, 2022, we delivered approximately 55,500 nights in our residences and approximately 34,300 nights in hotel rooms. In the six months ended June 30, 2023, we delivered approximately 57,700 nights in our residences and approximately 40,300 nights in hotel rooms. Travel revenue is generally recognized when travel occurs and amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs.

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

Asset impairment

Asset impairment will fluctuate from period to period based on the performance of our properties, forecasted results, and the results of our impairment assessments in each quarter. We generally expect that we will continue to impair right-of-use assets and related property and equipment related to our operating leases over the near term while we continue to right size our portfolio. In particular, we expect to immediately impair several leases yet to commence when we receive control of the properties in future periods. These leases are related to the group of underperforming properties in a single geographic location which were primarily responsible for the asset impairment which occurred during the three and six months ended June 30, 2023.

Gross margin

Our gross margin may fluctuate from period to period based on the number and type of subscribers, seasonality of destinations, the number of leased properties in our portfolio, and nightly rates charged. We generally expect our gross margin to fluctuate in both the near term and long-term with changes in subscriber counts, nightly rates and occupancy rates.

General and administrative

General and administrative expenses include costs related to our overall operations, including executive management, finance and accounting, legal, people operations and corporate information services. General and administrative expenses also include all equity-based compensation costs related to all employees. We expect to continue to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as higher expenses for commercial insurance, investor relations and professional services. Overall, we expect that our general and administrative costs will vary from period to period as a percentage of revenue for the foreseeable future.

Sales and marketing

Sales and marketing expenses include costs related to the sales and marketing of our products, including personnel related costs as well as costs paid for advertising and lead generation. We expect sales and marketing expense will increase in the near term as a result of the formation of the member success group and the corresponding movement of individuals from operations to sales and marketing.

Operations

Operations expenses include costs related to providing, acquiring and managing our properties. It also includes providing subscriber services including costs for personnel working in our subscriber services teams, real estate development teams and the cost of subscriber benefits including lounges and events. We expect operations expense will decrease moving forward as a result of the formation of the member success group and the corresponding movement of individuals from operations to sales and marketing.

Technology and development

Technology and development expenses include costs related to development of our technology that supports our products, including website and app development and ongoing maintenance. These costs include the costs of personnel working on our development teams. We expect technology and development costs to decrease moving forward primarily due to the reduction in force that took place during July 2023, which was weighted towards personnel within the technology and development department. This decrease may be offset by the extent that we continue to develop and expand our product offerings.

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

Other expense (income), net

Other expense (income), net consists primarily of miscellaneous non-recurring nonoperating income and expenses related to various agreements with third parties or one-time gains and losses related to disposals of fixed assets.

Warrant fair value losses (gains)

Warrant fair value gains or losses consist of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at each period and the gain or loss flows through this line item.

Results of operations

The following table sets forth our results of operations for the periods presented:

Consolidated Results of Operations for the three months ended June 30, 2022 and 2023:

					Percent
			Amount of		change
	Three Months Ended		increase		favorable
	June 30,		(decrease)		(unfavorable)

	2022	2023	2022 to 2023
Revenue	$83,698	$84,092	$394		0%
Cost of revenue	57,402	64,686	7,284		(13)%
Asset impairment	—	30,054	30,054		n/m
Gross margin	26,296	(10,648)	(36,944)		(140)%
Gross margin percent	31%	(13)%	(44)	pp	n/m

General and administrative (including equity-based compensation of $2,431 and $3,731, respectively)	16,250	17,885	1,635		(10)%
Sales and marketing	11,061	7,954	(3,107)		28%
Operations	11,179	6,419	(4,760)		43%
Technology and development	2,876	3,007	131		(5)%
Depreciation and amortization	694	1,015	321		(46)%
Interest, net	192	(414)	(606)		316%
Warrant fair value (gains)	(11,126)	(380)	10,746		(97)%
Other income, net	—	321	321		n/m
Loss and comprehensive loss before income taxes	(4,830)	(46,455)	(41,625)		(862)%
Income tax expense	206	217	11		(5)%
Net loss and comprehensive loss	$(5,036)	$(46,672)	$(41,636)		(827)%

n/m - non-meaningful

pp - percentage point

Comparison of the three months ended June 30, 2022 and 2023:

Revenue. Revenue remained flat at $84 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Subscription revenue remained flat at $36 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of growth of Club subscriptions offset by attrition in Legacy and Pass subscriptions. Pass and Club subscription products have a significantly lower enrollment fee than prior subscription products. Pass and Club subscription products have higher per subscriber annual revenues than Legacy products.

Travel revenue remained flat at $48 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. While the number of paid nights in our residences decreased by 16%, the average price per paid night in our residences increased 2% for the three months ended June 30, 2023 over the three months ended June 30, 2022. Additionally the total number of paid nights in our hotels increased by 9% for the three months ended June 30, 2023 over the three months ended June 30, 2022. Total nights delivered in our portfolio increased 1% period over period.

Cost of revenue. Cost of revenue increased $7.3 million from $57 million for the three months ended June 30, 2022 to $65 million for the three months ended June 30, 2023, an increase of 13%. This increase was primarily a result of higher direct travel costs resulting from increased travel and lease expenses on properties due to the addition of new properties to our portfolio.

Asset impairment. During the three months ended June 30, 2023, we identified 33 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. A majority of these leases were related to one group of underperforming properties in a single geographic location. Based on this information we recorded right-of-use asset impairments of $30 million and property and equipment impairment of $0.3 million for the three months ended June 30, 2023. See Note 11 – Leases in our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Gross Margin. Our gross margin decreased $37 million from $26 million for the three months ended June 30, 2022 to negative $11 million for the three months ended June 30, 2023. Likewise, the gross margin percentage decreased from 31% for the three months ended June 30, 2022 to negative 13% for the three months ended June 30, 2023. This was in large part due to the asset impairment expense incurred during the three and six months ended June 30, 2023 which were not incurred in the prior year.

General and administrative. General and administrative expenses excluding equity-based compensation increased $0.3 million from the three months ended June 30, 2022 to the three months ended June 30, 2023 an increase of 2%. General and administrative employees were 144 and 161 at June 30, 2022 and 2023, respectively. Overall, our headcount and costs increased to accommodate growth within the business due to software system upgrades, and costs incurred as a result of operating as a publicly traded company. Our equity-based compensation increased $1.3 million from $2.4 million for the three months ended June 30, 2022 to $3.7 million for the three months ended June 30, 2023, an increase of 54% largely due to new grants made in the second quarter of 2023.

Sales and marketing. Sales and marketing expenses decreased $3.1 million from $11 million for the three months ended June 30, 2022 to $8.0 million for the three months ended June 30, 2023, a decrease of 28%. The decrease was primarily due to reduced spending on advertising and reduced commissions expense due to capitalization of commissions earned on contracts sold with terms of greater than one year. As of May 15, 2023, a number of employees that were formerly within operations changed roles within the Company to focus on member success operations, including facilitation of trip sales and extending existing memberships. Sales and marketing employees were 181 and 255 at June 30, 2022 and 2023, respectively.

Operations. Operations expenses decreased $4.8 million from $11 million for the three months ended June 30, 2022 to $6.4 million for the three months ended June 30, 2023, a decrease of 43%. The decrease was primarily due to a decrease in operations staff as a result of the January 2023 reduction in workforce, as well as the transfer of employees from operations to sales on May 15, 2023. Operations employees were 368 and 287 at June 30, 2022 and 2023, respectively.

Technology and development. Technology and development expenses increased $0.1 million from $2.9 million for the three months ended June 30, 2022 to $3.0 million for the three months ended June 30, 2023, an increase of 5%. The increase was primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 77 and 65 at June 30, 2022 and 2023, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million from $0.7 million for the three months ended June 30, 2022 to $1.0 million for the three months ended June 30, 2023 primarily due to property and equipment purchases in conjunction with furnishing a larger lease portfolio over the three months ended June 30, 2023, compared to June 30, 2022.

Interest, net. Interest expense decreased from $0.1 million for the three months ended June 30, 2022 to $0 for the three months ended June 30, 2023. This change is due to our Revolver being paid-off in the third quarter of 2022. The decrease in interest expense was offset by an increase in interest income from $25 thousand for the three months ended June 30, 2022 to $0.4 million for the three months ended June 30, 2023. This change is due to the Company’s receipt of interest in relation to our cash investments.

Change in fair value of common stock warrant liability. Warrant fair value gains decreased $11 million, from an $11 million gain during the three months ended June 30, 2022 to a $0.4 million gain during the three months ended June 30, 2023 These gains are due to the fair value changes of our publicly traded warrants in each period. See Note 13 - Warrants in our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Provision for income taxes. Our provision for income taxes consists of an estimate for foreign taxes as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized. For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes as such did not record income tax expense and as such did not record income tax expense.

Consolidated Results of Operations for the six months ended June 30, 2022 and 2023:

					Percent
			Amount of		change
	Six Months Ended		increase		favorable
	June 30,		(decrease)		(unfavorable)

	2022	2023	2022 to 2023
Revenue	$165,771	$175,792	$10,021		6%
Cost of revenue	104,711	124,738	20,027		(19)%
Asset impairment	—	30,054	30,054		n/m
Gross margin	61,060	21,000	(40,060)		(66)%
Gross margin percent	37%	12%	(25)	pp	(68)%

General and administrative (including equity-based compensation of $2,833 and 4,388, respectively)	33,944	35,995	2,051		(6)%
Sales and marketing	21,203	14,601	(6,602)		31%
Operations	20,853	14,624	(6,229)		30%
Technology and development	5,684	6,369	685		(12)%
Depreciation and amortization	1,353	1,994	641		(47)%
Interest, net	331	(527)	(858)		259%
Warrant fair value losses (gains)	6,544	(276)	(6,820)		104%
Other expense, net	—	378	378		n/m
Loss and comprehensive loss before income taxes	(28,852)	(52,158)	(23,306)		(81)%
Income tax expense	387	417	30		(8)%
Net loss and comprehensive loss	$(29,239)	$(52,575)	$(23,336)		(80)%

n/m - non-meaningful

pp - percentage point

Comparison of the six months ended June 30, 2022 and 2023:

Revenue. Revenue increased $10 million from $166 million for the six months ended June 30, 2022 to $176 million for the six months ended June 30, 2023 an increase of 6%.

Subscription revenue increased $4.8 million from $68 million for six months ended June 30 2022, to $73 million for the six months ended June 30, 2023, an increase of 7%, primarily as a result of growth of Club subscriptions. Pass and Club subscription products have a significantly lower enrollment fee than Legacy products, which has contributed to an increase in overall subscription sales and have higher per subscriber annual revenues than Legacy products. Increases in subscribers in these subscription products were offset by attrition of Legacy members during the period.

Travel revenue increased $5.3 million from $98 million for the six months ended June 30, 2022 to $103 million for the six months ended June 30, 2023, an increase of 5%, partially due to an increase in Club memberships driving an increase in paid travel. The average price per paid night in our residences increased 2% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, while the total number of paid nights in our residences decreased by 12%. This was offset by an increase in our paid nights in our hotels of 20% for the six months ended June 30, 2023 over the six months ended June 30, 2022.

Cost of revenue. Cost of revenue increased $20 million from $105 million for the six months ended June 30, 2022 to $125 million for the six months ended June 30, 2023, an increase of 19%. This increase was primarily a result of higher direct travel costs resulting from increased travel and lease expenses on properties due to the addition of new properties to our portfolio.

Asset impairment. During the six months ended June 30, 2023, we identified 33 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. A majority of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $30 million and property and equipment impairment of $0.3 million for the six months ended June 30, 2023. See Note 11 – Leases in our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Gross Margin. Our gross margin decreased $40 million from $61 million for the six months ended June 30, 2022 to $21 million for the six months ended June 30, 2023. Likewise, the gross margin percentage decreased 25 percentage points from 37% for the six months ended June 30, 2022 to 12% for the six months ended June 30, 2023. This was in large part due to the asset impairment expense incurred during the three and six months ended June 30, 2023 which were not incurred in the prior year.

General and administrative. General and administrative expenses excluding equity-based compensation increased $0.5 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, an increase of 1%. General and administrative employees were 144 and 161 at June 30, 2022 and 2023, respectively. Overall, our headcount and costs increased to accommodate growth within the business due to increased subscriber base, software system upgrades, and costs incurred as a result of operating as a publicly traded company. Our equity-based compensation increased $1.6 million from $2.8 million for the six months ended June 30, 2022 ended to $4.4 million for the six months ended June 30, 2023, an increase of 55%, primarily as a result of new grants made in the second quarter of 2022 and 2023 for which expense was recognized during the six months ended June 30, 2023.

Sales and marketing. Sales and marketing expenses decreased $6.6 million from $21 million for the six months ended June 30, 2022 to $15 million for the six months ended June 30, 2023, a decrease of 31%. The decrease was primarily due to reduced spending on advertising and reduced commissions expense due to capitalization of commissions earned on contracts sold with terms of greater than one year. As of May 15, 2023, a number of employees that were formerly within operations changed roles within the Company to focus on member success operations, including facilitation of trip sales and extending existing memberships. Sales and marketing employees were 181 and 255 at June 30, 2022 and 2023, respectively.

Operations. Operations expenses decreased $6.2 million from $21 million for the six months ended June 30, 2022 to $15 million for the six months ended June 30, 2023, a decrease of 30%. The decrease was primarily due to a decrease in operations staff as a result of the January 2023 reduction in workforce, as well as the transfer of employees from operations to sales related to the May 15, 2023 focus on member success operations. Operations employees were 368 and 287 at June 30, 2022 and 2023, respectively.

Technology and development. Technology and development expenses increased $0.7 million from $5.7 million for the six months ended June 30, 2022 to $6.4 million for the six months ended June 30, 2023, an increase of 12%. The increase was primarily due to increased investments in product development and strategic growth initiatives. Technology and development employees were 77 and 65 at June 30, 2022 and 2023, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million from $1.4 million for the six months ended June 30, 2022 to $2.0 million for the six months ended June 30, 2023 primarily due to property and equipment purchases in conjunction with furnishing a larger lease portfolio over the six months ended June 30, 2023 compared to June 30, 2022.

Interest, net. Interest expense decreased from $0.3 million for the six months ended June 30, 2022 to $0 for the six months ended June 30, 2023. This change is due to our Revolver being paid-off in the third quarter of 2022. The decrease in interest expense was offset by an increase in interest income from $30 thousand for the six months ended June 30, 2022 to $0.5 million for the six months ended June 30, 2023. This change is due to the Company’s receipt of interest in relation to our cash investments.

Change in fair value of common stock warrant liability. Warrant fair value losses decreased $6.8 million, from a $6.5 million loss during the six months ended June 30, 2022 to a $0.3 million gain during the six months ended June 30, 2023. These gains and losses are due to the fair value changes of our publicly traded warrants in each period. See Note 13 - Warrants in our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operations activities primarily from subscription and travel revenue as well as our financing activities. In connection with the closing of the Business Combination, we raised $90 million of gross proceeds. Additionally, we incurred $25 million in transaction costs during the six months ended June 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $1.1 million was expensed in the consolidated statement of operations. The total net cash proceeds to us were $66 million. We utilized the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

As of June 30, 2023, we had $44 million of cash and cash equivalents and $1.7 million of restricted cash. The Company repaid the Revolver in full in July 2022 and did not subsequently draw on the Revolver, which was terminated in March 2023.

In August 2023, the Company and an affiliate of Capital One entered into a definitive agreement (the “Investment Agreement”) for a $25 million strategic investment by Capital One in the Company through the private placement of an 8% Senior Secured Convertible Note due in 2028. The Note will be convertible at an initial conversion price of $1.50 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination (including any stock combination occurring prior to the closing of the transactions contemplated by the Investment Agreement), reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets, with interest payments payable in cash or by increasing the outstanding principal amount of the Note (pay-in-kind interest) at the Company’s election. The Note will be a senior secured obligation of the Company and its guarantor subsidiaries. The Company and its guarantor subsidiaries will grant a first priority security interest in substantially all of their assets as security for the Company’s obligations under the Note. The issuance and sale of the Note is conditioned upon customary closing conditions. The issuance and sale of the Note is also conditioned upon the Company and an affiliate of Capital One entering into a commercial agreement and the receipt of specified stockholder approvals and the effectiveness of certain amendments to the Company’s certificate of incorporation. For more detail on the Note, see Note 19. “Subsequent Events” within the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. For risks related to the Note and pending transactions with Capital One see “Risk Factors” in Part II. Item 1A. of this report.Since inception, we have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue related to travel and subscriptions that are paid in advance but not yet taken. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of subscriber and revenue growth, travel bookings, change in the number of residences and the timing and extent of spending on residences and other initiatives and overall economic conditions. Providing incentives or promotions for booking travel can and has historically increased our liquidity.

We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next 12 months.

The following table sets forth general information derived from our consolidated statements of cash flows:

				Percent
			Amount of	change
	For the six months ended		increase	favorable
	June 30,		(decrease)	(unfavorable)

	2022	2023	2022 to 2023
Net cash used in operating activities	$(26,411)	$(29,308)	$(2,897)	(11)%
Net cash used in investing activities	(5,108)	(7,056)	(1,948)	(38)%
Net cash provided by financing activities	71,627	470	(71,157)	(99)%
Net increase (decrease) in cash and cash equivalents	$40,108	$(35,894)	$(76,002)	(189)%

Cash Flows

Cash flows used in operating activities. Cash used in operating activities was $26 million for the six months ended June 30, 2022 compared to $29 million for the six months ended June 30, 2023 driven by net loss and changes in current assets and liabilities. This increase was primarily the result of decreases in deferred revenue due to members taking advantage of one-time subscription offers leading to a decrease in current deferred revenue and an increase in members utilizing credit balances on their accounts for previously paid and untaken trips. Additional net working capital changes relate to a $2.2 million increase in prepaid experiences, $42 million in expense related to lease payments, and $3.8 million decrease in accrued liabilities.

Cash flows used in investing activities. Cash used in investing activities was $5.1 million and $7.1 million for six months ended June 30, 2022 and 2023, respectively. We incurred higher expenditures in 2023 for leasehold improvements related to an expanded lease portfolio and ongoing internal software development projects in 2023.

Cash flows provided by financing activities. Cash flow from financing activities decreased from providing $72 million for the six months ended June 30, 2022 to providing $0.5 million for the six months ended June 30, 2023. The primary reason for the decrease was that in the six months ended June 30, 2022, $90 million in proceeds were received as a result of the reverse recapitalization, which was partially offset by $24 million used in the payment of reverse recapitalization costs and repayments of debt. No such events took place during the six months ended June 30, 2023.

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

Adjusted Net Loss

We define Adjusted Net Loss as net loss and comprehensive loss less warrant fair value gains and losses and asset impairment.

The above items are excluded from Adjusted Net Loss because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table presents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted Net Loss:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Net loss and comprehensive loss	$(5,036)	$(46,672)	$(29,239)	$(52,575)
Asset impairment	—	30,054	—	30,054
Warrant fair value (gains) losses	(11,126)	(380)	6,544	(276)
Adjusted Net Loss	$(16,162)	$(16,998)	$(22,695)	$(22,797)

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) and comprehensive loss less interest, income taxes, depreciation and amortization, equity-based compensation expense, warrant fair value gains and losses, asset impairment, and public company readiness expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Net loss and comprehensive loss	$(5,036)	$(46,672)	$(29,239)	$(52,575)
Interest, net	192	(414)	331	(527)
Income taxes	206	217	387	417
Depreciation and amortization	1,189	1,819	2,223	3,725
Equity-based compensation	2,431	3,731	2,833	4,388
Warrant fair value (gains) losses	(11,126)	(380)	6,544	(276)
Asset impairment	—	30,054	—	30,054
Public company readiness costs	—	—	1,092	—
Adjusted EBITDA	$(12,144)	$(11,645)	$(15,829)	$(14,794)
Adjusted EBITDA Margin (1)	(14.5)%	(13.8)%	(9.5)%	(8.4)%

(1) We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchases of property and equipment and development of internal-use software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and development of internal-use software, that can be used for strategic initiatives. Our Free Cash Flow is impacted by the timing of bookings because we collect travel revenue between the time of booking and 30 days before a stay or experience occurs. The following table presents a reconciliation of our Net cash used in operating activities, the closest GAAP measure, to Free Cash Flow.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2023	2022	2023
Net cash used in operating activities	$(13,745)	$(11,721)	$(26,411)	$(29,308)
Development of internal-use software	(306)	(2,624)	(489)	(4,556)
Purchase of property and equipment	(3,632)	(1,223)	(4,619)	(2,500)
Free Cash Flow	$(17,683)	$(15,568)	$(31,519)	$(36,364)

Lease Obligations

We have obligations under operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process whereby we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. See Note 11 – Leases in our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

As of June 30, 2023, the Company was party to 39 leases that had not yet commenced. Future payments under these leases were $54 million at June 30, 2023.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

For information on recently adopted accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our principal market risks are our exposure to interest rates and foreign currency risks.

Interest Rate Risk

Changes in interest rates affect the interest earned on total cash and cash equivalents as well as interest paid on debt.

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of June 30, 2023.

Foreign Currency Risk

We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the three and six months ended June 30, 2023, our operating expenditures denominated in foreign currencies were approximately $6.4 million and $10 million, mostly denominated in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our consolidated financial statements for the three and six months ended June 30, 2023.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The previously identified material weaknesses continue to exist as of June 30, 2023 primarily related to (1) the implementation and ongoing accounting for new accounting standards, specifically, ASC 842, Leases, and the ongoing accounting for the Company’s controlled and managed properties under ASC 842; (2) the establishment and design of processes and controls over financial closing and reporting processes, to document and monitor certain controls over financial reporting; and (3) the design and effectiveness of IT general controls, including users’ access rights related to certain IT systems and segregation of duties related to the administration of those IT systems that support the Company’s financial reporting process.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation measures discussed above, during the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Complaint Relating to Restatement

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks certification as a class action and an unspecified amount of damages, attorneys' fees, expenses, and other costs. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the following:

We may require additional capital to continue to operate, and this capital might not be available in a timely manner, on acceptable terms or at all.

Despite our measures to reduce operating costs and improve operating margins, we may require additional capital to continue to operate, and this capital may not be available in a timely manner, on acceptable terms or at all. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to source new properties or experiences or enhance our existing properties or experiences, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds.

Our efforts to raise additional funding may divert our management from its day-to-day activities, which may adversely affect our financial condition. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A Common Stock to decline. If additional funds are raised through further issuances of equity or convertible debt securities, existing stockholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders our Class A common stock. Any debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. For example, the Note Financing provides for limitations on our future ability to borrow money. For more detail on such restrictions, see the Risk Factor below entitled “The Note Financing and related transactions contain restrictions that will limit our flexibility in operating our business.”

Even assuming the consummation of the Note Financing as currently contempalted, we expect that significant additional capital may be needed in the future to continue our planned operations. If we do not consummate the Note Financing, we may need to raise additional capital sooner than expected or on less favorable terms than what might otherwise be available. Raising additional capital through one or more of these alternatives may further dilute our shareholders or place us under more stringent restrictive covenants, limiting our ability to operate freely.

The Note Financing is subject to conditions to closing and will not be completed unless the conditions are satisfied or waived. If the Note Financing is not completed, our future business and financial results could be negatively affected.

Our and Capital One’s obligations to consummate the Note Financing are subject to the satisfaction or waiver of certain conditions. These conditions include, among other conditions, our entry into a commercial agreement with an affiliate of Capital One, obtaining requisite stockholder approvals, compliance by the parties with certain pre-closing covenants and the accuracy of representations and warranties made by the parties. In addition, if the Note Financing is not completed by the termination date specified in the Investment Agreement, or certain other events have occurred that prevent the closing conditions from being satisfied, either we or Capital One may choose to terminate the Investment Agreement. There can be no assurance that the Note Financing will be consummated.

If the Note Financing is delayed, terminated or otherwise not completed, we would not realize any of the expected benefits of the Note Financing and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

●	we have incurred and may continue to incur costs relating to the Note Financing, including, as applicable, professional fees and expenses, fees and costs relating to regulatory filings and notices, and other transaction-related costs, fees and expenses. These costs are payable by us whether or not the Note Financing is completed. If the Note Financing is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us;
●	matters related to the Note Financing have required, and will continue to require, substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other activities;
●	we may be subject to legal proceedings related to the Note Financing or the failure to complete the Note Financing, which could be time consuming and expensive, could divert our management’s attention away from their regular business and, if any lawsuit is adversely resolved against us or a party indemnified by us, could have a material adverse effect on our financial condition; and
●	a delay in completing the Note Financing, failure to complete the Financing, negative perceptions about the Note Financing, or other factors beyond our control, may result in negative publicity and a negative perception of us in the investment community, and could negatively impact on our stock price.

The terms of the Note Financing restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Investment Agreement contains certain interim operating covenants that, prior to the closing of the Note Financing, restrict our ability to:

●	issue any shares of capital stock or other ownership interests, other than employee issuances, equity grant exercises, and as required pursuant to the organizational documents of Inspirato LLC;
●	issue any debt other than letters of credit consistent with past practice and certain additional debt securities contemplated by the Investment Agreement; or
●	adopt a plan of liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization.

If completed, the Note Financing will subject us to customary affirmative and negative covenants, as well as events of default. We will also pledge substantially all of our assets as collateral to secure our obligations in connection with the Note Financing and our subsidiaries must guaranty our obligations in connection with the Note Financing and grant liens on substantially all of their respective assets.

We cannot assure you that we will be able to comply with the covenants applicable to the Note Financing. In the event that we are unable to comply with these covenants or payment obligations in the future, it could result in an event of default. Upon an event of default, the holders of our convertible notes could elect to declare all amounts outstanding to be due and payable, require us to apply our available cash to repay these amounts and foreclose on the collateral granted to them as security for the credit facility In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

The issuance and sale of our Common Stock upon conversion of the convertible notes contemplated by the Note Financing could be significantly dilutive and may depress the market price of our Class A Common Stock.

If the Note Financing is completed, upon the conversions of the Notes, holders of our common stock may be significantly diluted. Although the conversion price of the convertible notes is expected to be in excess of the recent trading price of our Class A Common Stock, such conversion price may be significantly less than the applicable trading price of our Class A Common Stock at the time such convertible notes are converted. Because the convertible notes bear interest that may be payable in kind, the number of shares issuable upon conversion of such convertible notes will increase over time. This could result in significant dilution to the holders of our Class A Common Stock.

In addition, the Class A Common Stock issuable upon conversion of the convertible notes may represent overhang and adversely affect the market price of our Class A Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will typically decrease, and any additional shares which shareholders attempt to sell in the market may further decrease the share price. In the event the convertible notes are convertible into shares of our Class A Common Stock at a discount relative to the then-current trading price of our Class A Common Stock, holders of the Notes would have the ability to sell their resulting Class A Common Stock at or below market and still make a profit. In the event of such overhang, the convertible note holders could have an incentive to sell their Class A Common Stock rapidly. If the share volume of our Class A Common Stock cannot absorb any such excess supply, then the value of our Class A Common Stock will likely decrease.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 30, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period, unless Nasdaq exercises its discretion to extend this ten-day period. In the event we do not regain compliance with the minimum bid price requirement by October 30, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect to transfer to

The Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. However, if it appears to Nasdaq’s staff that we will not be able to cure the deficiency or if we are otherwise not eligible, or if our Class A Common Stock has a closing bid price of $0.10 or less for ten consecutive trading days during any such compliance period, Nasdaq would notify us that our securities would be subject to delisting. We may appeal any such determination to delist our securities, but there can be no assurance that any such appeal would be successful.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.1	February 14, 2022
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
10.1	First Amendment to the Warrant Agreement, dated March 13, 2023, by and between Inspirato Incorporated and Saks.com LLC	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

Inspirato Incorporated

Date: August 9, 2023	By:	/s/ Brent Handler
Brent Handler
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Robert Kaiden
Robert Kaiden
Chief Financial Officer (Principal Financial and Accounting Officer)