Form 10-Q
period 2023-09-30
Inspirato Inc
filed 2023-11-09
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	ISPO	The Nasdaq Global Market
Warrants, each whole warrant exercisable for 0.05 shares of Class A Common Stock at an exercise price of $230.00 per share	ISPOW	The Nasdaq Global Market

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

As of November 2, 2023, the registrant had 3,492,810 shares of Class A Common Stock, 2,906,959 shares of Class V Common Stock, no shares of Class B Non-Voting Common Stock, no shares of Preferred Stock and 8,624,792 Warrants outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	Our partnership with Capital One Services, LLC (“Capital One”);
●	Our ability to service our outstanding indebtedness and satisfy related covenants;
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The impact of changes to our executive management team;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographies;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
●	Our future capital requirements and sources and uses of cash;
●	Our ability to obtain funding for our operations and future growth;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to comply with the continued listing standards of Nasdaq or the continued listing of our securities on Nasdaq;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	September 30,
	2022	2023
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$80,278	$49,694
Restricted cash	1,661	1,662
Accounts receivable, net	3,140	1,269
Accounts receivable, net – related parties	663	848
Prepaid member travel	19,915	18,704
Prepaid expenses	10,922	5,975
Other current assets	302	1,776
Total current assets	116,881	79,928
Property & equipment, net	18,298	19,693
Goodwill	21,233	21,233
Right-of-use assets	271,702	226,897
Other noncurrent assets	2,253	5,578
Total assets	$430,367	$353,329

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$36,086	$25,775
Deferred revenue (Note 4)	167,733	153,030
Lease liabilities	74,299	64,858
Total current liabilities	278,118	243,663
Deferred revenue, noncurrent (Note 4)	18,321	19,275
Lease liabilities, noncurrent	208,159	204,092
Convertible note (Note 9)	—	25,000
Warrants	759	216
Other noncurrent liabilities	—	2,647
Total liabilities	505,357	494,893

Commitments and contingencies (Note 13)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 50,000 shares authorized, 3,136 and 3,454 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	6	7
Class B common stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of September 30, 2023 (Note 9)		—
Class V common stock, $0.0001 par value, 25,000 shares authorized, 3,068 and 2,924 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	6	6
Preferred stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and September 30, 2023, respectively	—	—
Additional paid-in capital	245,652	252,876
Accumulated deficit	(233,931)	(276,996)
Total equity (deficit) excluding noncontrolling interest	11,733	(24,107)
Noncontrolling interests (Note 17)	(86,723)	(117,457)
Total deficit	(74,990)	(141,564)
Total liabilities and deficit	$430,367	$353,329

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$93,132	$82,598	$258,903	$258,390
Cost of revenue (including depreciation of $520 and $1,390 in 2022, and $2,323 and $4,054 in 2023, respectively)	62,959	57,704	167,669	182,442
Asset impairments (Note 12)	—	4,294	—	34,348
Gross margin	30,173	20,600	91,234	41,600
General and administrative (including equity-based compensation of $2,596 and $5,429 in 2022, and $6,686 and $11,074 in 2023, respectively)	16,934	23,487	50,878	59,482
Sales and marketing	9,438	8,600	30,641	23,201
Operations	10,351	8,623	31,204	23,247
Technology and development	3,778	2,355	9,462	8,724
Depreciation and amortization	812	998	2,165	2,992
Interest, net	(125)	1,731	207	1,204
Warrant fair value (gains) losses	(3,518)	(267)	3,026	(543)
Other (income) expense, net	(447)	3	(447)	381
Loss and comprehensive loss before income taxes	(7,050)	(24,930)	(35,902)	(77,088)
Income tax expense	202	492	589	909
Net loss and comprehensive loss	(7,252)	(25,422)	(36,491)	(77,997)
Net loss and comprehensive loss attributable to noncontrolling interests (Note 17)	4,147	8,769	19,017	35,028
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(3,105)	$(16,653)	$(17,474)	$(42,969)

Basic and diluted weighted average Class A shares outstanding	2,760	3,419	2,501	3,339
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(1.13)	$(4.87)	$(6.99)	$(12.87)

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(in thousands)

									Additional
	Common Units		Series C		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance at January 1, 2022 (as previously reported)	1,149	$—	491	$21,477	—	$—	—	$—	$—	$(211,168)	$—	$(189,691)
Reverse recapitalization, net (Note 3)	103,709	—	(491)	(21,477)	—	—	—	—	21,477	—	—	—
Balance at January 1, 2022, after effect of reverse recapitalization	104,858	—	—	—	—	—	—	—	21,477	(211,168)	—	(189,691)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(12,302)	(11,901)	(24,203)
Equity-based compensation	—	—	—	—	—	—	—	—	402	—	—	402
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(104,858)	—	—	—	2,342	4	3,489	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	—	—	254	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	1	—	—	—	(29)	—	—	(29)
Distributions	—	—	—	—	—	—	—	—	—	(183)	—	(183)
Balance at March 31, 2022	—	$—	—	$—	2,597	$5	3,489	$7	$237,433	$(223,653)	$(76,557)	$(62,765)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,067)	(2,969)	(5,036)
Equity-based compensation	—	—	—	—	—	—	—	—	2,431	—	—	2,431
Issuance of common stock	—	—	—	—	25	—	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	1	—	—	—	(65)	—	—	(65)
Balance at June 30, 2022	—	$—	—	$—	2,623	$5	3,489	$7	$244,799	$(225,720)	$(79,526)	$(60,435)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(3,105)	(4,147)	(7,252)
Equity-based compensation	—	—	—	—	—	—	—	—	2,596	—	—	2,596
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	89	—	—	—	1,306	—	—	1,306
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	226	1	(226)	—	—	(2,469)	2,469	1
Balance at September 30, 2022	—	$—	—	$—	2,938	$6	3,263	$7	$248,701	$(231,294)	$(81,204)	$(63,784)

Balance at January 1, 2023	—	$—	—	$—	3,136	$6	3,068	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,896)	(3,007)	(5,903)
Equity-based compensation	—	—	—	—	—	—	—	—	657	—	—	657
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	91	—	—	—	438	—	—	438
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	108	1	(108)	—	(1,481)	—	1,480	—
Balance at March 31, 2023	—	$—	—	$—	3,335	$7	2,960	$6	$245,266	$(236,923)	$(88,358)	$(80,002)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(23,420)	(23,252)	(46,672)
Equity-based compensation	—	—	—	—	—	—	—	—	3,731	—	—	3,731
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	27	—	—	—	32	—	—	32
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	32	—	(32)	—	(683)	—	683	—
Balance at June 30, 2023	—	$—	—	$—	3,394	$7	2,928	$6	$248,346	$(260,343)	$(110,927)	$(122,911)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(16,653)	(8,769)	(25,422)
Equity-based compensation	—	—	—	—	—	—	—	—	6,686	—	—	6,686
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	—	—	56	—	—	—	83	—	—	83
Issuance of Class A shares upon conversion of Class V shares	—	—	—	—	4	—	(4)	—	(2,239)	—	2,239	—
Balance at September 30, 2023	—	$—	—	$—	3,454	$7	2,924	$6	$252,876	$(276,996)	$(117,457)	$(141,564)

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2023
Cash flows from operating activities:
Net loss and comprehensive loss	$(36,491)	$(77,997)
Adjustments to reconcile net loss and comprehensive loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,555	7,047
Loss on disposal of fixed assets	214	589
Warrant fair value losses (gains)	3,026	(543)
Asset impairments	—	34,348
Equity‑based compensation	5,429	11,074
Amortization of right-of-use assets	68,479	63,408
Changes in operating assets and liabilities:
Accounts receivable, net	(71)	1,667
Accounts receivable, net – related parties	160	(185)
Prepaid member travel	1,940	2,275
Prepaid expenses	(2,903)	1,581
Other assets	129	(110)
Accounts payable and accrued liabilities	(2,966)	(3,594)
Deferred revenue	(19,535)	(18,828)
Lease liability	(69,245)	(66,137)
Net cash used in operating activities	(48,279)	(45,405)

Cash flows from investing activities:
Development of internal-use software	(2,747)	(5,924)
Purchase of property and equipment	(7,118)	(4,807)
Net cash used in investing activities	(9,865)	(10,731)

Cash flows from financing activities:
Repayments of debt	(27,267)	—
Proceeds from debt	14,000	25,000
Proceeds from reverse recapitalization	90,070	—
Payments of reverse recapitalization costs	(23,899)	—
Proceeds from issuance of Class A common stock	5,000	—
Payments of employee taxes for exercise and vesting of stock-based award exercises	(117)	(1,106)
Proceeds from option exercises	1,329	1,659
Distributions	(183)	—
Net cash provided by financing activities	58,933	25,553

Net increase (decrease) in cash, cash equivalents, and restricted cash	789	(30,583)
Cash, cash equivalents, and restricted cash – beginning of period	82,953	81,939
Cash, cash equivalents, and restricted cash – end of period	$83,742	$51,356

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

Reverse Stock Split

On September 26, 2023, our stockholders approved a proposal to adopt a series of alternative amendments to our certificate of incorporation to effect a reverse stock split (as defined below) with the final reverse stock split ratio and timing of any reverse stock split to be determined by the Board of Directors, in its discretion. Our Board of Directors subsequently approved a final reverse stock split ratio of 1-for-20 of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), Class B Non-Voting common stock, par value $0.0001 per share (“Class B Non-Voting Common Stock”) and Class V common stock, par value $0.0001 per share (“Class V Common Stock”) (collectively, the “Reverse Stock Split”). The Reverse Stock Split became effective as of October 16, 2023 (the “Effective Time”). No fractional shares of Common Stock were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have received a fractional share of Common Stock pursuant to the Reverse Stock Split received cash in lieu of the fractional share, with reference to the closing trading price of the Company’s Class A Common Stock on the trading day immediately preceding the Effective Time (as adjusted to give effect to the reverse stock split), without interest.

The reverse stock split had no effect on the par value of the Company's Common Stock. The total number of shares of Class A Common Stock that the Company is authorized to issue was reduced from 1,000,000,000 to 50,000,000, the total number of shares of Class B Non-Voting Common Stock that the Company is authorized to issue was reduced from 100,000,000 to 5,000,000, the total number of shares of Class V Common Stock that the Company is authorized to issue was reduced from 500,000,000 to 25,000,000 and the total number of shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”) that the Company is authorized to issue was reduced from 100,000,000 to 5,000,000. Immediately after the Reverse Stock Split, each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares.

As of the Effective Time, proportional adjustments were also made to the number of shares of Class A Common Stock issuable pursuant to the Company’s outstanding warrants, Note (as defined below) and equity awards, as well as the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive and employee stock purchase plans. The exercise prices, conversion prices and stock price targets of outstanding warrants, Note and equity awards were also proportionately adjusted, as applicable. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.

(2) Significant Accounting Policies

(a) Basis of Presentation

These unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s 2022 Form 10-K.

These Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2022 and 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.

All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2, Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2023, for a summary and discussion of the Company’s significant accounting policies, except as updated below.

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

For the days and periods prior to the Business Combination, the Consolidated Financial Statements of the Company comprise the accounts of Inspirato LLC and its wholly owned subsidiaries. All intercompany accounts and transactions among Inspirato LLC and its consolidated subsidiaries were eliminated.

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

The Consolidated Financial Statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to lease revenue forecasts as they relate to right-of-use asset impairments, incremental borrowing rates as they relate to leases, valuation and estimated usage related to our member loyalty program, valuation and estimated economic lives of capitalized software and long-lived assets, contingencies, allowance accounts, and fair value measurements related to stock-based compensation.

(d) Goodwill

The Company performs its annual impairment review of goodwill at December 1 and when a triggering event occurs between annual impairment tests. At September 30, 2023, management determined that a triggering event occurred in relation to the impairment of asset groups related to the Company’s operating leases. The Company performed a qualitative assessment and determined based on that assessment that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. As such, no goodwill impairment was identified as a result of this interim test and a quantitative impairment test is not required.

(e) Revenue

Deferred Revenue

The Company records any unrecognized portion of enrollment fees, prepaid subscription dues, and travel to be delivered as deferred revenue until applicable performance obligations are met.

Loyalty Program

In August of 2023, the Company implemented a member loyalty program (“Rewards”). Rewards members accumulate rewards based on their activity with us. Members who earn one of the three Rewards statuses may enjoy, depending on their status, among other benefits, extra savings on Inspirato Club (“Club”) bookings, early access to new property releases, new Experiences, and year-end festive dates, and complimentary nights, which provide them with a material right to free or discounted goods or services in the future upon accumulation of the required Rewards status.

When members spend with Inspirato, the Company will defer a portion of the members’ total spend to Rewards, representing the value of the program’s separate performance obligation. The Company determines the standalone selling price of these performance obligations related to Rewards based on the aggregate estimated value of usage of individual benefits within the program in relation to total member spend. The Company’s estimates of usage and value of the program is updated on a regular basis to incorporate recent customer trends and projections. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). When Rewards revenue is recognized, deferred revenue related to Rewards is reduced, and the related revenue is recognized in the consolidated statement of operations.

(f) Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

(g) Recently Adopted Accounting Pronouncements

ASU 2016-13

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including accounts receivable.

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to accumulated deficit of $0.2 million as of January 1, 2023 for the cumulative effect of adopting ASU 2016-13.

ASU 2020-06

In August of 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment.

For smaller reporting companies, as defined by the SEC, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. In connection with the issuance of the Note (see Note 9), the Company adopted ASU 2020-06 and elected to follow the fair value option under the modified retrospective approach with no impact on the Company’s Consolidated Financial Statements. There was no other impact of the adoption for the Company.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP; management determined Inspirato LLC was not a variable interest entity (see Note 2), and as result, identified Inspirato LLC as the accounting acquirer in the Business Combination. The Company was treated as the “acquired” company for accounting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, the Continuing Inspirato Members have a majority of the voting power of the Company, and Inspirato LLC’s operations comprise all of the ongoing operations of the Company. Following the Business Combination, Inspirato LLC is managed by a board of managers designated by Inspirato Incorporated and the holders of the noncontrolling interests in Inspirato LLC, who also hold noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (“Continuing Inspirato Members”).

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

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 440 thousand shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021, as amended. The Company incurred $25 million in transaction costs during the nine months ended September 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the consolidated statement of operations. The total net cash proceeds to the Company as a result of the Business Combination was $66 million.

(4) Revenue

Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Travel	$54,508	$49,065	$152,417	$152,224
Subscription	38,587	33,344	106,315	105,893
Rewards	—	189	—	189
Other	37	—	171	84
Total	$93,132	$82,598	$258,903	$258,390

The Company recognizes assets and liabilities related to contracts with its customers. Contract assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract and are included within other current assets and other noncurrent assets on the consolidated balance sheet. Contract liabilities include deferred revenue as discussed below.

Assets and liabilities related to contracts with customers are as follows:

	December 31,	September 30,
	2022	2023
Assets:
Accounts receivable, net	$3,140	$1,269
Other current assets	—	824
Other noncurrent assets	—	796

Liabilities:
Deferred revenue, current	$167,733	$153,030
Deferred revenue, noncurrent	18,321	19,275

As of September 30, 2023, deferred revenue was $172.3 million, compared to $186.1 million as of December 31, 2022. During the nine months ended September 30, 2023, approximately $138.4 million of deferred revenue previously included in the consolidated balance sheet as of December 31, 2022 was recognized as revenue in the consolidated statement of operations.

Deferred revenue includes payments received in advance from members and is generally recognized to revenue within 2 years. Deferred revenue related to Rewards represents multiple performance obligations associated with Rewards. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months).

Upon implementation of Rewards in August of 2023, deferred revenue attributable to Rewards was $6.8 million.

(5) Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows:

	December 31,	September 30,
	2022	2023
Property operations	$4,299	$803
Software	3,601	1,822
Operating supplies	1,441	703
Insurance	1,581	2,647
Total	$10,922	$5,975

Prepaid Member Travel

Prepaid member travel of $19.9 million and $18.7 million at December 31, 2022 and September 30, 2023, respectively, includes deposits with third party vendors for future member travel.

(6) Property and Equipment

Property and equipment are as follows:

	Useful life	December 31,	September 30,
	(years)	2022	2023
Residence leasehold improvements	3	$15,302	$21,985
Internal-use software	3	13,559	15,871
Corporate office leasehold improvements	3	5,156	5,156
Computer equipment	3	1,436	1,115
Furniture, fixtures, and equipment	5	1,208	1,214
Residence vehicles	5	806	689
Total cost		37,467	46,030
Accumulated depreciation and amortization		(19,169)	(26,337)
Property & equipment, net		$18,298	$19,693

(7) Income Taxes

At September 30, 2023, Inspirato Incorporated holds 54.0% of the economic interest in Inspirato LLC (see Note 3 and 17), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 54.0% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was negative 2.9% and negative 1.6% for the three and nine months ended September 30, 2022, respectively, and negative 2.0% and negative 1.2% for the three and nine months ended September 30, 2023, respectively. The effective income tax rate for the three and nine months ended September 30, 2023 differed significantly from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination. Income tax expense recorded in the three and nine months ended September 30, 2022 and 2023 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of the Closing and as of September 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

At September 30, 2023, the Company has recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $2.6 million, within other non-current liabilities on the consolidated balance sheets based on its current estimate of their realizability.

(8) Accounts Payable and Accrued Liabilities

The following table presents the components of accounts payable and accrued liabilities:

	December 31,	September 30,
	2022	2023
Trade creditors	$21,356	$14,482
Occupancy taxes payable	7,231	6,448
Compensation accruals	5,475	4,254
Income and other taxes payable	2,024	591
Accounts payable and accrued liabilities	$36,086	$25,775

(9) Debt

Convertible Note

On August 7, 2023, the Company entered into an investment agreement (the “Investment Agreement”) with Oakstone Ventures, Inc. (the “Purchaser”), an affiliate of Capital One Services, LLC (“Capital One”), relating to the sale and issuance to the Purchaser of an 8% Senior Secured Convertible Note due 2028 in a principal amount of $25.0 million (the “Note”).

On September 29, 2023, the Company issued the Note pursuant to the Investment Agreement. The total net proceeds from this offering were $23.0 million, after deducting $2.0 million of debt issuance costs.

The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and is payable at the election of the Company in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

The Note is convertible at the option of the holder into shares of Class A Common Stock. However, to the extent that the conversion of the Note would result in any holder subject to certain regulations under the Bank Holding Company Act of 1956 (the “BHC Act”) owning or controlling greater than 4.99% of the voting power of any “class” of “voting securities” of the Company for purposes of the BHC Act (the “Voting Threshold”), then the Note would first convert into Class A Common Stock up to the Voting Threshold, and the excess would convert into shares of the Company’s Class B Non-Voting Common Stock, which are generally identical to the Class A Common Stock except that the Class B Non-Voting Common Stock is not entitled to vote on any matters submitted to the Company’s stockholders other than certain enumerated actions or as otherwise required by law. To the extent that the conversion of the Note would result in any holder subject to certain regulations under the BHC Act owning or controlling greater than 24.99% of the sum of the number of issued and outstanding shares of Class A Common Stock and Class B Non-Voting Common Stock (the “Ownership Threshold”), then the Note would convert into the maximum number of Class A Common Stock and Class B Non-Voting Common Stock allowable by the Voting Threshold and the Ownership Threshold, and the excess would remain outstanding and become convertible only when conversion would not cause the holder to exceed the Voting Threshold and Ownership Threshold.

The conversion price applicable to the Note is initially $30 per share, subject to customary adjustments upon certain extraordinary events, including any dividend of Company securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets.

On or after the three-year anniversary of the Closing, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note.

Upon a change of control of the Company, the termination of the commercial agreement between Inspirato LLC and an affiliate of the Purchaser executed pursuant to the Investment Agreement (“Commercial Agreement”) by the Company or the termination of the Commercial Agreement by Capital One due to the Company’s material breach, the Purchaser may require the Company to repurchase all or any part of its Note at a cash price equal to the greater of (i) 1.5 times the then-outstanding principal amount and accrued and unpaid interest thereon or (ii) the then-fair market value of the shares issuable upon conversion of the portion of the Note to be repurchased.

The Note and the documents governing the security interest granted to secure the Note include customary affirmative and negative covenants. The affirmative covenants include, among other things, payment of principal and interest when due, delivery of compliance certificates and notices, maintenance of existence and guarantee obligations. The negative covenants include, among other things, limitations on mergers, consolidations, acquisitions, the incurrence of liens (subject to certain exceptions) and the sale, lease or transfer of all or substantially all of the Company’s assets.

The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses on the consolidated statement of operations. There were no fair value adjustments for the three months ended September 30, 2023. Debt issuance costs were immediately recorded in interest, net on the consolidated statement of operations.

Loan Facility

In October of 2020, the Company obtained a revolving line of credit (the “Revolver”) that was scheduled to mature October of 2023 and was terminated in March of 2023. The Revolver had a limit of $14 million. Interest rates associated with the Revolver adjusted based on the prime rate and outstanding balance. The interest rate was 8.50% at December 31, 2022. Interest expense related to the Revolver for the three and nine months ended September 30, 2022 totaled $3 thousand and $0.3 million, respectively. There was no interest expense related to the Revolver for the nine months ended September 30, 2023.

(10) Fair Value Measurements

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

The Company utilizes Level 1 inputs in its valuation of its Public Warrants. The Company expects to utilize Level 3 inputs for the Note in future periods. The Company utilizes Level 3 inputs in performing its annual goodwill impairment test. The carrying values on the consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaids, other current assets, accounts payable, accrued liabilities, deferred rent, lease liabilities, deferred revenue, and other liabilities approximate fair values due to their short-term maturities.

(11) Net loss attributable to Inspirato Incorporated per Class A share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share is computed using the two-class method. No shares of Class B Non-Voting Common Stock were issued as of September 30, 2023.

Basic loss per share is based on the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the weighted average number of shares of Class A Common Stock used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock units, nonqualified stock options, Public Warrants, and profits interests, if any, using the “treasury stock” method.

In addition, “Net loss attributable to Inspirato Incorporated Class A shares” is adjusted for the after-tax impact of changes to the fair value of derivative liabilities, to the extent the Public Warrants are dilutive.

The Company’s Class V Common Stock is neither dilutive nor anti-dilutive for the periods presented as its assumed conversion under the “if-converted” method to “Weighted-average shares for diluted loss per share” would cause a proportionate increase to “Net loss attributable to Inspirato Incorporated” for diluted loss per share. Share amounts below are presented in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss attributable to Inspirato Incorporated	$(3,105)	$(16,653)	$(17,474)	$(42,969)
Weighted average Class A Shares outstanding
Basic and diluted	2,760	3,419	2,501	3,339
Net loss attributable to Inspirato Incorporated per Class A share
Basic and diluted	$(1.13)	$(4.87)	$(6.99)	$(12.87)

For the Note, the conversion spread of 833 thousand shares, calculated by dividing the face value of the Note by the conversion price, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A Common Stock for a given period exceeds the conversion price. Because the average market price of the Class A Common Stock is below the conversion price for the Note for all periods presented and net loss attributable to Inspirato Incorporated was recorded for all periods presented, the Note is anti-dilutive.

The following securities were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Restricted stock units	268	866	184	860
Stock options	337	222	362	239
Warrants	431	431	484	431
Convertible note (Note 9)	—	833	—	833
Anti-dilutive securities	1,036	2,352	1,030	2,363

(12) Leases

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

The following table details the composition of operating lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operating lease expense	$22,240	$20,232	$60,035	$65,390
Variable lease expense	218	187	1,411	689

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Fiscal Year Ending	Operating leases
Remainder of 2023	$22,207
2024	77,911
2025	62,566
2026	46,675
2027	34,366
2028 and thereafter	92,814
Total minimum lease payments	336,539
Less: interest expense	(67,589)
Present value of lease obligations	268,950
Less: current lease obligations	(64,858)
Long-term lease obligations	$204,092

The following table presents additional information about our lease obligations:

Weighted-average remaining lease term (in years):	As of December 31, 2022	As of September 30, 2023
Operating leases	5.6	5.6

Weighted-average discount rate:
Operating leases	5.13%	7.92%

As of September 30, 2023, the Company was party to 30 leases that had not yet commenced. Future payments under these leases were $42.6 million at September 30, 2023.

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the nine months ended September 30, 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for thirty-eight leases had net carrying values that exceeded their estimated undiscounted future cash flows. These leases were primarily related to one group of underperforming properties in a single geographic location. The Company then estimated the fair value of the asset groups based on their cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments and property and equipment impairments of $4.3 million and $0.0 million, respectively, for the three months ended September 30, 2023. The Company recorded right-of-use asset impairments and property and equipment impairments of $34.0 million and $0.3 million, respectively, for the nine months ended September 30, 2023. These impairments are recorded within asset impairments in the consolidated statement of operations.

(13) Commitments and Contingencies

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

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022.

Reimbursement and Security Agreement

Inspirato LLC is a party to a financial guarantee bond agreement dated September 2019 for a surety bond of $20 million and a related general corporate indemnification. The financial guarantee bond agreement remains in effect and its term is continuous to align with the term of the agreement it supports.

(14) Warrants

Public Warrants

The Company is party to issued and outstanding Public Warrants to purchase its Class A Common Stock at a price of $230 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of September 30, 2023, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock.

The Company accounts for Public Warrants as liabilities at fair value within warrants on the consolidated balance sheets because the Public Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date. The following table presents the fair value of the Public Warrants:

	December 31,	September 30,
	2022	2023
Fair value of the Public Warrants	$759	$216

The following table summarizes the fair value (gains) losses on the Public Warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Warrant fair value (gains) losses	$(3,518)	$(267)	$3,026	$(543)

Saks Warrants

In March of 2023, the Company and Saks.com LLC (“Saks”) entered into a Commercial Referral and Marketing Agreement (the "Saks Commercial Agreement") and a Warrant Agreement pursuant to which Saks may acquire up to 900 thousand shares of the Company’s Class A Common Stock (the “Saks Warrant Shares”). The Saks Warrant Shares shall vest and become exercisable by Saks based on certain subscription purchase referrals made by Saks to the Company under the terms of the Saks Commercial Agreement. The exercise price with respect to the Saks Warrant Shares is $40.00 per share. Subject to certain conditions, including vesting conditions, the Saks Warrant Shares may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before the later of the termination of the Saks Commercial Agreement or 90 days after the final vesting of the Saks Warrant Shares. Through September 30, 2023, there was not significant purchase activity facilitated through the Saks Commercial Agreement.

(15) Equity of Inspirato LLC

For periods prior to the Business Combination, Inspirato LLC had equity-based compensation described in Note 16. Holders of the Inspirato LLC equity received Class A Common Stock or Class V Common Stock and New Common Units, pursuant to the terms of the Business Combination.

(16) Equity-Based Compensation

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

The following tables summarize additional information about our Unit Option Plan:

	Recognition Period	September 30,	September 30,
	(years)	2022	2023
Option expense remaining to be recognized	2	$762	$182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(shares in thousands)
Number of shares of Class A Common Stock subject to outstanding options at period end	297	212	297	212
Number of options exercised during the period	89	14	92	50

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

At December 31, 2022 and September 30, 2023, there were 465 thousand and 355 thousand, respectively, as-converted profits interests issued and outstanding and $46 thousand in profits interest expense remained to be recognized as of September 30, 2023 over the next 0.3 years. No profits interests have been issued since the consummation of the Business Combination.

2021 Plan

In connection with the Business Combination, the Company’s Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon the consummation of the Business Combination. Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance awards to employees, directors and consultants. Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 795 thousand shares of Class A Common Stock plus (ii) any shares subject to stock options or other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 373 thousand shares of Class A Common Stock. The 2021 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2021 Plan on the first day of each fiscal year beginning with the 2022 fiscal year, equal to the least of: (x) 995 thousand shares of Class A Common Stock, (y) 5% of the total number of shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year and (z) such lesser amount determined by the 2021 Plan’s administrator. The 2021 Plan provides that the evergreen provision will operate only until the 10th anniversary of the earlier of the board or stockholder approval of the 2021 Plan. The RSUs are unvested and subject to each employee’s continued employment with the Company. The vesting start date for RSUs issued to existing employees as part of the first grant is January 1, 2022. Subsequent RSU grants have a vesting start date equal to the RSU grant date. Once granted, the RSUs vest over a period of three to four years. RSUs typically have a cliff vesting of one-third and one-fourth of the grant amount for three-year and four-year vesting periods, respectively, and continue to vest quarterly thereafter. The vesting term of each RSU is stated in the individual’s respective agreement.

At September 30, 2023, there was $23.9 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average of 2.6 years.

(17) Noncontrolling Interest

The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. For the period February 11, 2022 through September 30, 2022, 58.3% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the three and nine months ended September 30, 2022, the Company issued 226 thousand shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock. During the three and nine months ended September 30, 2023, the Company issued 4 thousand and 144 thousand shares, respectively, of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following tables summarize the changes in ownership of Inspirato LLC excluding unvested profits interests.

For the period from February 11, 2022 through September 30, 2022:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato LLC Members	Continuing Inspirato LLC Members subject to vesting	Total

	(in thousands)
Recapitalization	2,342	3,347	142	5,831
Conversion of Class V to Class A	226	(226)	—	—
Vesting of profits interests	—	46	(46)	—
End of period	2,568	3,167	96	5,831

For the period from January 1, 2023 through September 30, 2023:

	New Common Units
	Inspirato Incorporated	Continuing Inspirato LLC Members	Continuing Inspirato LLC Members subject to vesting	Total

	(in thousands)
Beginning of period	2,763	2,983	85	5,831
Conversion of Class V to Class A	144	(144)	—	—
Vesting of profits interests	—	79	(79)	—
Issuance of New Common Units to Inspirato Incorporated	547	—	—	547
End of period	3,454	2,918	6	6,378

(18) Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200 thousand shares of Class A Common Stock. As of December 31, 2022 and September 30, 2023, the Company had approximately 171 thousand shares of Class A Common Stock which remain available for issuance under the ESPP. Generally, all full-time employees are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. For the three and nine months ended September 30, 2023, there were no employee purchases of Class A Common Stock through the ESPP.

401(k) Employee Savings Plan

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Employer match 401(k) contributions	$257	$182	$1,154	$1,076

(19) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2022 and September 30, 2023, balances due from related parties for these arrangements totaled $0.7 million and $0.8 million, respectively. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

In July of 2023, Inspirato LLC entered into a temporary use agreement with Exclusive Resorts for certain of our properties for which the Company recognized $0.1 million in revenue during the three months ended September 30, 2023. This agreement was terminated as of September 30, 2023. Inspirato LLC was also party to certain property usage agreements with Exclusive Resorts, pursuant to which Inspirato LLC paid Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato subscribers’ usage. For the three and nine months ended September 30, 2022, Inspirato recognized $0.5 million and $2.0 million, respectively, in related party expense related to these agreements. For the three and nine months ended September 30, 2023, Inspirato recognized $0.0 million and $0.6 million, respectively, in related party expense related to these agreements. As of September 30, 2023, all property usage agreements had terminated. At December 31, 2022 and September 30, 2023, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives and board members whereby Inspirato LLC pays those executives and board members a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for the three months ended September 30, 2022 and 2023 totaled $11 thousand and $15 thousand, respectively. Total payments made under lease agreements from Company executives and board members for the nine months ended September 30, 2022 and 2023 totaled $40 thousand and $44 thousand, respectively.

(20) Supplemental Financial Information

Supplemental and Non-cash Investing and Financing Activities

The following table presents the year-to-date supplemental and non-cash investing and financing activities:

	Nine months ended September 30,
	2022	2023
Supplemental cash flow information:
Cash paid for interest	$288	$—
Cash paid for income taxes	—	12
Significant noncash transactions:
Accounting principle adoption	$—	$204
Conversion of preferred stock in connection with reverse recapitalization	104,761	—
Warrants acquired at fair value	9,874	—
Warrants exercised	8,390	—
Fixed assets purchased but unpaid, included in accounts payable at period end	211	1,009
Operating lease right-of-use assets exchanged for lease obligations	324,450	52,629
Conversion of deferred rent and prepaid rent to right-of-use assets	6,831	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto as of and for the three and nine months ended September 30, 2022 and 2023 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2023. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Inspirato,” “we,” “us,” “our” and other similar terms refer to Inspirato LLC prior to the Business Combination and to Inspirato Incorporated and its consolidated subsidiaries after giving effect to the Business Combination.

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

For travelers, we offer access to a diverse portfolio of curated luxury vacation options that includes over 450 private luxury vacation homes available to our subscribers, and accommodations at over 250 luxury hotel and resort partners in over 200 destinations around the world as of September 30, 2023. Our portfolio also includes Inspirato Only, featuring one-of-a-kind luxury safaris, cruises, Experiences and Bespoke trips, which offers custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

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

Reverse Stock Split

On September 26, 2023, our stockholders approved a proposal to adopt a series of alternative amendments to our certificate of incorporation to effect the Reverse Stock Split with the final reverse stock split ratio and timing of any reverse stock split to be determined by the Board of Directors, in its discretion. Our Board of Directors subsequently approved a final reverse stock split ratio of 1-for-20 of our Class A Common Stock, Class B Non-Voting Common Stock and Class V Common Stock. The Reverse Stock Split became effective as of October 16, 2023 (the “Effective Time”). No fractional shares of Common Stock were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have received a fractional share of Common Stock pursuant to the Reverse Stock Split received cash in lieu of the fractional share, with reference to the closing trading price of the Company’s Class A Common Stock on the trading day immediately preceding the Effective Time (as adjusted to give effect to the reverse stock split), without interest.

The reverse stock split had no effect on the par value of the Company's Common Stock. The total number of shares of Class A Common Stock that the Company is authorized to issue was reduced from 1,000,000,000 to 50,000,000, the total number of shares of Class B Non-Voting Common Stock that the Company is authorized to issue was reduced from 100,000,000 to 5,000,000, the total number of shares of Class V Common Stock that the Company is authorized to issue was reduced from 500,000,000 to 25,000,000 and the total number of shares of Preferred Stock that the Company is authorized to issue was reduced from 100,000,000 to 5,000,000. Immediately after the Reverse Stock Split, each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares.

As of the Effective Time, proportional adjustments were also made to the number of shares of Class A Common Stock issuable pursuant to the Company’s outstanding warrants, Note and equity awards, as well as the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive and employee stock purchase plans. The exercise prices, conversion prices and stock price targets of outstanding warrants, Note and equity awards were also proportionately adjusted, as applicable. Accordingly, (i) with respect to the Company’s publicly traded warrants trading under the symbol “ISPOW,” each 20 warrants outstanding immediately prior to the Reverse Stock Split are now exercisable for one share of Class A Common Stock at an exercise price of $230.00 per share, which is 20 times $11.50, the exercise price per share in effect prior to the Effective Time and (ii) with respect to the Note, the conversion price is now $30 per share, which is 20 times $1.50, the conversion price in effect prior to the Effective Time. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.

Our Member Loyalty Program

In August of 2023, we launched Rewards, our member loyalty program that supports our diverse portfolio of curated luxury vacation options. Rewards is designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earn one of the three Rewards’ statuses may enjoy depending on their status, among other benefits, extra savings on Club bookings, early access to new property releases, new Experiences, and year-end festive dates, and complimentary nights.

We expect that the percentage of travel spend we capture from our members that participate in Rewards will increase as they move up the tiers of our program.

Capital One Ventures Strategic Partnership and Investment

In August of 2023, we and an affiliate of Capital One entered into the Investment Agreement, providing for a $25.0 million strategic investment by Capital One in the Company through the private placement of the Note. On September 29, 2023, we sold and issued the Note. The total net proceeds from this offering were approximately $23.0 million, after deducting $2.0 million of debt issuance costs.

The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and is payable at the election of the Company in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

The Note is initially convertible at an initial conversion price of $30 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets. For risks related to the Note and pending transactions with Capital One see “Risk Factors” in Part II. Item 1A. of this report.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions and Active Subscribers

We define Active Subscriptions as subscriptions that are paid in full, as well as those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. We define Active Subscribers as subscribers who have one or more Active Subscription(s). The following table shows our approximate total number of Active Subscriptions at September 30, 2022 and 2023:

	September 30,	September 30,
	2022	2023
Legacy	9,800	8,300
Pass	3,800	2,700
Club	2,600	3,500
Total Active Subscriptions	16,200	14,500

Legacy subscriptions had substantial enrollment fees and have annual dues that are lower than annualized dues for Club subscriptions. Club and Pass subscriptions are available through monthly, semi-annual, annual and multi-year contracts. The majority of our subscriptions are annual contracts.

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

ARR consists of contributions from our subscription revenue streams and does not include travel revenue or enrollment fees. Contracts related to our IFG and IFB offerings are excluded from our ARR calculation. We calculate ARR as the number of Active Subscriptions as of the end of a period multiplied by the then-current annualized subscription rate, without regard to any potential impact from promotions and discounts that may be offered, for each applicable subscription type at the end of the period for which ARR is being calculated. The majority of current Active Subscriptions are Legacy subscriptions. ARR is not a forecast of subscription revenue as subscription revenue includes enrollment fees and Active Subscriptions at the date used in calculating ARR may or may not be renewed by our subscribers in the future, but we believe it is a useful measure. In addition, revenues from certain Legacy subscriptions may be higher or lower than our then current annualized subscription rate as a result of previously offered or contractual renewal rates. ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies in the luxury travel industry or that have subscription-based models. Our ARR was $166.7 million and $140.3 million at September 30, 2022 and 2023, respectively.

Because our ARR is derived from our subscription revenue streams, the portion of our revenue attributable to subscriptions provides further information helpful to the interpretation of changes in our ARR. Our subscription revenue as a percentage of total revenue was 41% and 40% for the three months ended September 30, 2022 and 2023, respectively, and 41% and 41% for the nine months ended September 30, 2022 and 2023, respectively.

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

Cost and Expense Management

Our operating results are impacted by our ability to manage costs and expenses and achieve a balance between making investments to retain and grow subscribers and driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by taking additional operational and portfolio optimization actions. Additionally, we conducted a 12% workforce reduction in January 2023 and a further 6% workforce reduction in July of 2023 in order to further manage costs. For more information, see “Actions that we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated.” in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Macroeconomic and Geopolitical Conditions

The travel industry is volatile and affected by economic cycles and trends. Travel is typically discretionary for subscribers and customers and may be affected by negative trends in the economy. Adverse macroeconomic and geopolitical conditions have impacted our business and may impact us in future periods. These conditions include but are not limited to the Russian invasion of Ukraine, the war between Israel and Hamas, inflation, labor shortages, fluctuations in fuel prices, changes in governmental regulations, safety concerns, foreign currency fluctuations, rising interest rates and reduced consumer confidence resulting in lower consumer spending.

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

We derive our travel revenue by charging a nightly rate for stays at our portfolio of residence and hotels. We also earn revenue from Experiences and Bespoke trips. For residence and hotel trips, a service charge is also included. Travel revenue also includes amounts collected from fees when a trip is cancelled. A portion of travel revenue comes from guests who are not Active Subscribers. These guests include individuals who receive trial subscriptions under promotions with partners, including Exclusive Resorts and others. Average daily rate (“ADR”) related to stays in our residences is higher than ADR related to stays at our hotel partners as residences are typically larger and accommodate more guests than hotel rooms. In the nine months ended September 30, 2022, we delivered approximately 87,200 nights in our residences and approximately 53,300 nights in hotel rooms. In the nine months ended September 30, 2023, we delivered approximately 87,200 nights in our residences and approximately 57,200 nights in hotel rooms. Travel revenue is generally recognized when travel occurs and amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs.

We defer revenue in relation to Rewards based on total members’ spend, which is based upon a percentage of revenues attributable to the material rights granted by Rewards to our members. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). When Rewards revenue is recognized, deferred revenue related to Rewards is reduced, and the related revenue is recognized in the consolidated statement of operations.

Cost of revenue

Cost of revenue includes costs directly related to delivering travel to our subscribers and guests as well as depreciation and amortization related to leasehold improvements and equipment at residences. These direct costs include payments for properties we lease, operating and maintenance costs of those properties, including on-site service personnel costs, costs paid to our hotel partners for subscriber stays, and booking costs from Experiences and Bespoke trips. We generally expect cost of revenue to vary as a percentage of revenue from period to period based on the number of properties that we have under lease, and the mix of subscription and travel revenue that we earn. We expect cost of revenue to decrease in the near-term as we reduce our portfolio of properties.

Asset impairments

Asset impairments will fluctuate from period to period based on the performance of our properties, forecasted results, and the results of our impairment assessments in each quarter. We generally expect that we will continue to impair right-of-use assets and related property and equipment related to our operating leases over the near-term while we continue to right size our portfolio. In particular, we expect to impair 7 leases yet to commence when we receive control of the properties in the fourth quarter of 2023. These leases are related to the group of underperforming properties in a single geographic location which were impaired during the three and nine months ended September 30, 2023.

Gross margin

Our gross margin may fluctuate from period to period based on the number and type of subscribers, seasonality of destinations, the number of leased properties in our portfolio, and nightly rates charged. We generally expect our gross margin to fluctuate with changes in subscriber counts, nightly rates and occupancy rates. However, in the near-term, we expect gross margin improvement driven by our lease optimization actions taken to better align our supply to demand.

General and administrative

General and administrative expenses include costs related to finance, legal, people operations and corporate information services as well as merchant fees and insurance. General and administrative expenses also include all equity-based compensation costs related to all employees. We expect to continue to incur additional general and administrative costs as a result of operating as a public company, including expenses to comply with the rules and regulations of the SEC and Nasdaq, as well as higher expenses for commercial insurance, investor relations and professional services. We expect general and administrative costs in absolute dollars and percentage of revenue to decrease in the near-term due to headcount actions and heightened focus on efficiency of spend across the organization.

Sales and marketing

Sales and marketing expenses include costs related to the sales and marketing of our products, including personnel related costs as well as costs paid for advertising and sales lead generation. We expect sales and marketing expense will vary from period to period as a percentage of revenue for the foreseeable future.

Operations

Operations expenses include costs related to providing, acquiring and managing our properties. It also includes providing subscriber services including costs for our member care team that helps our members organize and plan each trip they have booked, real estate development team and the cost of subscriber benefits including lounges and events. We expect operations expense will vary from period to period as a percentage of revenue for the foreseeable future.

Technology and development

Technology and development expenses include costs related to development of our technology that supports our products, including website and app development and ongoing maintenance. These costs include the costs of personnel working on our development teams. We expect technology and development costs to decrease in the near-term primarily due to the reduction in force that took place during July of 2023, which was weighted towards personnel within the technology and development department.

Depreciation and amortization

Depreciation and amortization expenses primarily consist of depreciation of property and equipment including furniture and fixtures, as well as amortization of capitalized internal-use software development costs. We expect depreciation and amortization expenses to stay relatively consistent in the near-term. We expect amortization to change as we continue to invest in internally developed technological solutions and refresh furnishings in our homes.

Interest, net

Interest consists primarily of debt issuance costs and interest expense incurred in relation to the Note and interest income earned on cash holdings.

Other income, net

Other income, net consists primarily of miscellaneous non-recurring nonoperating income and expenses related to various agreements with third parties or one-time gains and losses related to disposals of fixed assets.

Warrant fair value (gains) losses

Warrant fair value gains or losses consist of the periodic change in the fair value of warrant liabilities. The fair value of the liability is evaluated at each period and the gain or loss flows through this line item.

Results of operations

The following table sets forth our results of operations for the periods presented:

Consolidated Results of Operations for the three months ended September 30, 2022 and 2023:

					Percent
			Amount of		change
	Three Months Ended		increase		favorable
	September 30,		(decrease)		(unfavorable)

	2022	2023	2022 to 2023
Revenue	$93,132	$82,598	$(10,534)		(11)%
Cost of revenue	62,959	57,704	(5,255)		8%
Asset impairments	—	4,294	4,294		n/m
Gross margin	$30,173	$20,600	$(9,573)		(32)%
Gross margin percent	32%	25%	(7)	pp	(23)%

General and administrative (including equity-based compensation of $2,596 and $6,686, respectively)	$16,934	$23,487	$6,553		(39)%
Sales and marketing	9,438	8,600	(838)		9%
Operations	10,351	8,623	(1,728)		17%
Technology and development	3,778	2,355	(1,423)		38%
Depreciation and amortization	812	998	186		(23)%
Interest, net	(125)	1,731	1,856		1,485%
Warrant fair value gains	(3,518)	(267)	(3,251)		92%
Other (income) expense, net	(447)	3	450		(101)%
Loss and comprehensive loss before income taxes	(7,050)	(24,930)	(17,880)		(254)%
Income tax expense	202	492	290		(144)%
Net loss and comprehensive loss	$(7,252)	$(25,422)	$(18,170)		(251)%

n/m - non-meaningful

pp - percentage point

Comparison of the three months ended September 30, 2022 and 2023:

Revenue. Revenue decreased $10.5 million from $93.1 million for the three months ended September 30, 2022 to $82.6 million for the three months ended September 30, 2023, a decrease of 11%.

Subscription revenue decreased $5.2 million from $38.6 million for the three months ended September 30, 2022 to $33.3 million for the three months ended September 30, 2023. The decrease was primarily due to lower Pass subscription revenue.

Travel revenue decreased $5.4 million from $54.5 million for the three months ended September 30, 2022 to $49.1 million for the three months ended September 30, 2023. The decrease in travel revenue is primarily driven by a decrease in residence revenue. The decrease in residence revenue was driven by a decrease in paid nights of 9% and a decrease in ADR of 10%.

Included in the total revenue decrease of $10.5 million is a decrease of $2.0 million for the three months ended September 30, 2023 related to the deferral of revenue in relation to Rewards based on total members’ spend partially offset by $0.2 million related to Rewards revenue recognized for the three months ended September 30, 2023.

Cost of revenue. Cost of revenue decreased $5.3 million from $63.0 million for the three months ended September 30, 2022 to $57.7 million for the three months ended September 30, 2023, a decrease of 8%. The decrease was primarily a result of decreased lease expense and hotel booking fees and gains on lease terminations of $1.9 million during the three months ended September 30, 2023.

Asset impairments. During the three months ended September 30, 2023, we identified 5 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information we recorded right-of-use asset impairments of $4.3 million for the three months ended September 30, 2023.

Gross Margin. Our gross margin decreased $9.6 million from $30.2 million for the three months ended September 30, 2022 to $20.6 million for the three months ended September 30, 2023. Likewise, the gross margin percentage decreased from 32% for the three months ended September 30, 2022 to 25% for the three months ended September 30, 2023. This was in large part due to the right-of-use asset impairments incurred during the three months ended September 30, 2023 which were not incurred in the prior year, as well as lower revenue during the three months ended September 30, 2023.

General and administrative. General and administrative expenses increased $6.6 million from $16.9 million for the three months ended September 30, 2022 to $23.5 million for the three months ended September 30, 2023, an increase of 39%. General and administrative employees were 148 and 126 at September 30, 2022 and 2023, respectively. Overall, our headcount and costs decreased due to the reduction in workforce in July of 2023 but were offset by severance charges. Our equity-based compensation expense increased $4.1 million from $2.6 million for the three months ended September 30, 2022 to $6.7 million for the three months ended September 30, 2023, an increase of 158% largely due to equity grants and severance charges of $4.8 million related to the acceleration of equity awards on the departure of certain members of the executive management team.

Sales and marketing. Sales and marketing expenses decreased $0.8 million from $9.4 million for the three months ended September 30, 2022 to $8.6 million for the three months ended September 30, 2023, a decrease of 9%. The decrease was primarily due to reduced spending on advertising and reduced commissions expense due to capitalization of commissions earned on contracts sold with terms greater than one year, partially offset by an increase for salaries. In May of 2023, a number of employees that were formerly within operations changed roles within the Company to focus on member success operations, including facilitation of trip sales and extending existing memberships. Sales and marketing employees were 190 and 229 at September 30, 2022 and 2023, respectively.

Operations. Operations expenses decreased $1.7 million from $10.4 million for the three months ended September 30, 2022 to $8.6 million for the three months ended September 30, 2023, a decrease of 17%. The decrease was primarily due to a decrease in operations staff as a result of the July 2023 reduction in workforce, as well as the transfer of employees from operations to sales in May of 2023. Operations employees were 349 and 270 at September 30, 2022 and 2023, respectively.

Technology and development. Technology and development expenses decreased $1.4 million from $3.8 million for the three months ended September 30, 2022 to $2.4 million for the three months ended September 30, 2023, a decrease of 38%. The decrease was primarily due to the reduction in workforce in July of 2023, offset by severance charges. Technology and development employees were 95 and 46 at September 30, 2022 and 2023, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million from $0.8 million for the three months ended September 30, 2022 to $1.0 million for the three months ended September 30, 2023 primarily due to stabilized capital spend that currently serves to replace long-lived assets as they come to the end of their useful lives.

Interest, net. Interest expense increased from $3 thousand for the three months ended September 30, 2022 to $2.0 million for the three months ended September 30, 2023. The increase is due to debt issuance costs and interest expense of $2.0 million incurred in relation to the Note. The increase in interest expense was partially offset by an increase in interest income from $51 thousand for the three months ended September 30, 2022 to $0.3 million for the three months ended September 30, 2023. This change is due to the Company’s receipt of interest in relation to our cash investments.

Warrant fair value gains. Warrant fair value gains decreased $3.3 million, from a $3.5 million gain during the three months ended September 30, 2022 to a $0.3 million gain during the three months ended September 30, 2023. These gains are due to the fair value changes of our Public Warrants in each period.

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

Consolidated Results of Operations for the nine months ended September 30, 2022 and 2023:

					Percent
			Amount of		change
	Nine Months Ended		increase		favorable
	September 30,		(decrease)		(unfavorable)

	2022	2023	2022 to 2023
Revenue	$258,903	$258,390	$(513)		—%
Cost of revenue	167,669	182,442	14,773		(9)%
Asset impairments	—	34,348	34,348		n/m
Gross margin	$91,234	$41,600	$(49,634)		(54)%
Gross margin percent	35%	16%	(19)	pp	(54)%

General and administrative (including equity-based compensation of $5,429 and $11,074, respectively)	$50,878	$59,482	$8,604		(17)%
Sales and marketing	30,641	23,201	(7,440)		24%
Operations	31,204	23,247	(7,957)		25%
Technology and development	9,462	8,724	(738)		8%
Depreciation and amortization	2,165	2,992	827		(38)%
Interest, net	207	1,204	997		(482)%
Warrant fair value losses (gains)	3,026	(543)	(3,569)		118%
Other (income) expense, net	(447)	381	828		185%
Loss and comprehensive loss before income taxes	(35,902)	(77,088)	(41,186)		(115)%
Income tax expense	589	909	320		(54)%
Net loss and comprehensive loss	$(36,491)	$(77,997)	$(41,506)		(114)%

n/m - non-meaningful

pp - percentage point

Comparison of the nine months ended September 30, 2022 and 2023:

Revenue. Revenue decreased $0.5 million from $258.9 million for the nine months ended September 30, 2022 to $258.4 million for the nine months ended September 30, 2023.

Subscription revenue decreased $0.4 million from $106.3 million for the nine months ended September 30, 2022 to $105.9 million for the nine months ended September 30, 2023, primarily due to lower Legacy and Pass subscription revenue, partially offset by an increase in Club subscription revenue.

Travel revenue decreased $0.2 million from $152.4 million for the nine months ended September 30, 2022 to $152.2 million for the nine months ended September 30, 2023. The decrease in travel revenue was primarily driven by a decrease in residence paid nights of 11%, partially offset by an increase in hotel paid nights of 14%.

Included in the total revenue decrease of $0.5 million is a decrease of $2.0 million for the nine months ended September 30, 2023 related to the deferral of revenue in relation to Rewards based on total members’ spend partially offset by $0.2 million related to Rewards revenue recognized for the nine months ended September 30, 2023.

Cost of revenue. Cost of revenue increased $14.8 million from $167.7 million for the nine months ended September 30, 2022 to $182.4 million for the nine months ended September 30, 2023, an increase of 9%. This increase was primarily a result of higher direct costs resulting from increased lease expenses due to an increase in the number of properties slightly offset by gains on lease terminations of $1.9 million during the nine months ended September 30, 2023.

Asset impairments. During the nine months ended September 30, 2023, we identified 38 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $34.3 million for the nine months ended September 30, 2023.

Gross Margin. Our gross margin decreased $49.6 million from $91.2 million for the nine months ended September 30, 2022 to $41.6 million for the nine months ended September 30, 2023. Likewise, the gross margin percentage decreased from 35% for the nine months ended September 30, 2022 to 16% for the nine months ended September 30, 2023. This was in large part due to right-of-use asset impairments and property and equipment impairments during the nine months ended September 30, 2023. The decrease in gross margin was also attributable to higher lease expenses on our properties during the nine months ended September 30, 2023.

General and administrative. General and administrative expenses increased $8.6 million from $50.9 million for the nine months ended September 30, 2022 to $59.5 million for the nine months ended September 30, 2023, an increase of 17%. General and administrative employees were 148 and 126 at September 30, 2022 and 2023, respectively. Overall, our headcount and costs decreased due to the reduction in workforce in 2023 but were offset by severance charges which were not incurred in the prior year. Our equity-based compensation expense increased $5.6 million from $5.4 million for the nine months ended September 30, 2022 to $11.1 million for the nine months ended September 30, 2023, an increase of 104% largely due to equity grants and severance charges related to the acceleration of equity awards upon the departure of certain members of the executive management team. The remainder of the increase was primarily due to professional services fees.

Sales and marketing. Sales and marketing expenses decreased $7.4 million from $30.6 million for the nine months ended September 30, 2022 to $23.2 million for the nine months ended September 30, 2023, a decrease of 24%. The decrease was primarily due to reduced spending on advertising and reduced commissions expense due to capitalization of commissions earned on contracts sold with terms greater than one year, partially offset by an increase for salaries. In May of 2023, a number of employees that were formerly within operations changed roles within the Company to focus on member success operations, including facilitation of trip sales and extending existing memberships. Sales and marketing employees were 190 and 229 at September 30, 2022 and 2023, respectively.

Operations. Operations expenses decreased $8.0 million from $31.2 million for the nine months ended September 30, 2022 to $23.2 million for the nine months ended September 30, 2023, a decrease of 25%. The decrease was primarily due to a decrease in operations staff as a result of reductions in workforce during 2023, as well as the transfer of employees from operations to sales in May of 2023. Operations employees were 349 and 270 at September 30, 2022 and 2023, respectively.

Technology and development. Technology and development expenses decreased $0.7 million from $9.5 million for the nine months ended September 30, 2022 to $8.7 million for the nine months ended September 30, 2023, a decrease of 8%. The decrease was primarily due to the reductions in workforce during 2023, partially offset by severance charges which were not incurred in the prior year. Technology and development employees were 95 and 46 at September 30, 2022 and 2023, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.8 million from $2.2 million for the nine months ended September 30, 2022 to $3.0 million for the nine months ended September 30, 2023, an increase of 38%. The increase was primarily due to changes in the lease portfolio during the nine months ended September 30, 2023.

Interest, net. Interest expense increased from $0.3 million for the nine months ended September 30, 2022 to $2.0 million for the nine months ended September 30, 2023. The increase is due to debt issuance costs and interest expense of $2.0 million incurred in relation to the Note. The increase in interest expense was offset by an increase in interest income from $81 thousand for the nine months ended September 30, 2022 to $0.8 million for the nine months ended September 30, 2023. This change is due to the Company’s receipt of interest in relation to our cash investments.

Warrant fair value gains and losses. Warrant fair value losses were $3.0 million for the nine months ended September 30, 2022, compared to warrant gains of $0.5 million for the nine months ended September 30, 2023. These gains and losses are due to the fair value changes of our Public Warrants in each period.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity have historically consisted of our operating activities primarily from subscription and travel revenue as well as our financing activities. On September 29, 2023, we sold and issued the Note in an aggregate principal amount of $25.0 million. The total net proceeds from this offering were approximately $23 million, after deducting $2.0 million of debt issuance costs. The Note will mature on September 29, 2028, subject to earlier conversion, redemption, or repurchase. For additional information on the Note, refer to “Overview—Capital One Ventures Strategic Partnership and Investment” above.

In connection with the closing of the Business Combination, we raised $90.1 million of gross proceeds. Additionally, we incurred $25.0 million in transaction costs during the nine months ended September 30, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the consolidated statement of operations. The total net cash proceeds to us were $66 million. We utilized the net proceeds received from the Business Combination to fund our operating cash needs and for continued investments in our growth strategies.

As of September 30, 2023, we had $49.7 million of cash and cash equivalents and $1.7 million of restricted cash.

We have generally maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue related to travel and subscriptions that are paid in advance but not yet taken. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of subscriber and revenue growth, travel bookings, change in the number of properties and other initiatives including the success of Rewards and overall economic conditions.

We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next 12 months.

The following table sets forth general information derived from our consolidated statements of cash flows:

				Percent
			Amount of	change
	For the nine months ended		increase	favorable
	September 30,		(decrease)	(unfavorable)

	2022	2023	2022 to 2023
Net cash used in operating activities	$(48,279)	$(45,405)	$2,874	6%
Net cash used in investing activities	(9,865)	(10,731)	(866)	(9)%
Net cash provided by financing activities	58,933	25,553	(33,380)	(57)%
Net increase (decrease) in cash and cash equivalents	$789	$(30,583)	$(31,372)	(3,976)%

Cash Flows

Cash flows used in operating activities. Cash used in operating activities was $48.3 million for the nine months ended September 30, 2022 compared to $45.4 million for the nine months ended September 30, 2023. The decrease was driven by a net loss of $78.0 million, decreases in deferred revenue of $18.8 million and a net decrease between lease liability and amortization of right-of-use assets of $2.7 million, partially offset by increases in asset impairments of $34.3 million, equity-based compensation of $11.1 million and depreciation and amortization of $7.0 million.

Cash flows used in investing activities. Cash used in investing activities was $9.9 million for the nine months ended September 30, 2022 compared to $10.7 million for the nine months ended September 30, 2023. We incurred higher expenditures related to ongoing internal software development projects in 2023 of $5.9 million and expenditures for leasehold improvements of $4.8 million.

Cash flows provided by financing activities. Cash flow from financing activities decreased from providing $58.9 million for the nine months ended September 30, 2022 to providing $25.6 million for the nine months ended September 30, 2023. The primary reason for the decrease was the proceeds as a result of the reverse recapitalization during the nine months ended September 30, 2022 that were not received during the nine months ended September 30, 2023, offset by the proceeds of the Note.

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

Adjusted Net Loss

We define Adjusted Net Loss as net loss and comprehensive loss less warrant fair value gains and losses and asset impairments.

The above items are excluded from Adjusted Net Loss because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table presents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted Net Loss:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Net loss and comprehensive loss	$(7,252)	$(25,422)	$(36,491)	$(77,997)
Asset impairments	—	4,294	—	34,348
Warrant fair value (gains) losses	(3,518)	(267)	3,026	(543)
Adjusted Net Loss	$(10,770)	$(21,395)	$(33,465)	$(44,192)

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss and comprehensive loss less interest, income taxes, depreciation and amortization, equity-based compensation expense, warrant fair value gains and losses, asset impairment, and public company readiness expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Net loss and comprehensive loss	$(7,252)	$(25,422)	$(36,491)	$(77,997)
Interest, net	(125)	1,731	207	1,204
Income taxes	202	492	589	909
Depreciation and amortization	1,332	3,321	3,555	7,046
Equity-based compensation	2,596	6,686	5,429	11,074
Warrant fair value (gains) losses	(3,518)	(267)	3,026	(543)
Asset impairments	—	4,294	—	34,348
Public company readiness costs	—	—	1,092	—
Adjusted EBITDA	$(6,765)	$(9,165)	$(22,593)	$(23,959)
Adjusted EBITDA Margin (1)	(7.3)%	(11.1)%	(8.7)%	(9.3)%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2023	2022	2023
Net cash used in operating activities	$(21,868)	$(16,097)	$(48,279)	$(45,405)
Development of internal-use software	(2,258)	(1,368)	(2,747)	(5,924)
Purchase of property and equipment	(2,499)	(2,307)	(7,118)	(4,807)
Free Cash Flow	$(26,625)	$(19,772)	$(58,144)	$(56,136)

Contractual Obligations

Our principal commitments consist of obligations under the Note (including principal and coupon interest) and operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process whereby we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation.

As of September 30, 2023, the Company was party to 30 leases that had not yet commenced. Future payments under these leases were $42.6 million at September 30, 2023.

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

Loyalty Program

When members spend with Inspirato, we will defer a portion of the members’ total spend to Rewards, representing the value of the program’s separate performance obligation. We determine the standalone selling price of these performance obligations related to Rewards based on the aggregate estimated value of usage of individual benefits within the program in relation to total member spend. Our estimates of usage and value of the program is updated on a regular basis to incorporate recent customer trends and projections. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). When Rewards revenue is recognized, deferred revenue related to Rewards is reduced, and the related revenue is recognized in the consolidated statement of operations.

Other than as noted above, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis points increase or decrease in interest rates would not have had a material impact on our Consolidated Financial Statements as of September 30, 2023.

As of September 30, 2023, we had $25.0 million aggregate principal amount of the Note outstanding. We have elected to carry the Note at fair value. Since the Note bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Note changes when the market price of our stock fluctuates or interest rates change.

Foreign Currency Risk

We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries are denominated in U.S. dollars and thus do not result in foreign currency risk. In the three and nine months ended September 30, 2023, our operating expenditures denominated in foreign currencies were approximately $21.5 million and $31.5 million, respectively, mostly denominated in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would not have had a material impact on our Consolidated Financial Statements for the three and nine months ended September 30, 2023.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, our management has concluded that, notwithstanding the material weaknesses described below, the Consolidated Financial Statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for each of the periods presented, in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

As disclosed in “Part II, Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in connection with our assessment of controls over financial reporting during the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The previously identified material weaknesses continue to exist as of September 30, 2023 primarily related to (1) the implementation and ongoing accounting for new accounting standards, specifically, ASC 842, Leases, and the ongoing accounting for the Company’s controlled and managed properties under ASC 842; (2) the establishment and design of processes and controls over financial closing and reporting processes, to document and monitor certain controls over financial reporting; and (3) the design and effectiveness of IT general controls, including users’ access rights related to certain IT systems and segregation of duties related to the administration of those IT systems that support the Company’s financial reporting process.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation measures discussed above, during the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Complaint Relating to Restatement

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and

Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks certification as a class action and an unspecified amount of damages, attorneys' fees, expenses, and other costs. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and June 30, 2022.

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

Our success depends to a significant degree on the retention of our senior management team, key technical, financial and operations employees and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate, retain and integrate highly qualified and diverse personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. Members of our management team or other key employees may terminate their employment with us at any time. For example, we recently experienced significant changes to our leadership team. In March of 2023 we appointed a new Chief Financial Officer and in September of 2023 we appointed a new Chief Executive Officer. Although we believe these leadership changes are in the best interest of our stakeholders, these changes have resulted in significant organizational changes. Any leadership transition and organizational changes may result in loss of personnel with deep institutional or technical knowledge and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity, and increase turnover. If we experience turnover among our management team or other key employees, it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all. Even if we are able to identify and recruit suitable replacements, the integration of these replacements may involve significant management attention and may not ultimately be successful. Further, this change also increases our dependency on other members of our senior management team who remain with us. If we are unable to attract and retain the necessary personnel, or successfully integrate their replacements, particularly in critical areas of our business, we may not achieve our strategic goals.

We face intense competition for highly skilled personnel, especially in Denver, Colorado, where we maintain our headquarters. To attract and retain qualified personnel, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

We may not be successful in operating our member loyalty program, Rewards.

We believe that the success of our business depends in part on our ability to attract and retain members. Accordingly, in August of 2023 we implemented a member loyalty program, Rewards, in which members can earn tiered rewards status entitling them to discounts and other travel benefits based on their activity with us. We have limited experience in operating a loyalty program and there can be no assurance that Rewards will enhance member loyalty or that, if additional travel is booked with us as a result of Rewards, the benefits to us will be sufficient to offset the costs of operating Rewards. In operating and accounting for Rewards, management makes estimates and assumptions regarding member travel and usage of the associated benefits. Significant change in, or failure by management to reasonably estimate, actual member usage of Rewards benefits and associated costs could adversely affect our business. Many travel providers offer loyalty programs and may offer rewards and benefits that are similar to or more attractive than ours. If we fail to differentiate Rewards from these other loyalty programs, or if we otherwise curtail or terminate Rewards benefits in the future, member loyalty could decrease and our business could be adversely impacted.

We may require additional capital to continue to operate, and this capital might not be available in a timely manner, on acceptable terms or at all.

Despite our measures to reduce operating costs and improve operating margins, and despite issuance of the Note, we may require additional capital to continue to operate, and this capital may not be available in a timely manner, on acceptable terms or at all. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to source new properties or experiences or enhance our existing properties or experiences, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or further debt financings to secure additional funds.

Our efforts to raise additional funding may divert our management from its day-to-day activities, which may adversely affect our financial condition. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A Common Stock to decline. If additional funds are raised through further issuances of equity or convertible debt securities, existing stockholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders our Class A Common Stock. Any further debt financing could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or strategic partnerships. For example, the Note provides for limitations on our future ability to borrow money. For more detail on such restrictions, see the Risk Factor below entitled “The Note and related documents contain restrictions that will limit our flexibility in operating our business.”

Even after the issuance of the Note, we expect that significant additional capital may be needed in the future to continue our planned operations. Raising additional capital through one or more of these alternatives may further dilute our shareholders or place us under more stringent restrictive covenants, limiting our ability to operate freely.

The issuance of our Common Stock upon conversion of the Note could be significantly dilutive and may depress the market price of our Class A Common Stock.

Upon conversions of the Note, holders of our common stock may be significantly diluted. The conversion price of the Note may be significantly less than the applicable trading price of our Class A Common Stock at the time the Note is converted. Additionally, because the Note bears interest that may be payable in kind, the number of shares issuable upon conversion of the Note may increase over time.

In addition, the Class A Common Stock issuable upon conversion of the Note may represent overhang and adversely affect the market price of our Class A Common Stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will typically decrease, and any additional shares which shareholders attempt to sell in the market may further decrease the share price. In the event the Note is convertible into shares of our Class A Common Stock at a discount relative to the then-current trading price of our Class A Common Stock, the holder of the Note would have the ability to sell its resulting Class A Common Stock issued upon conversion of the Note at or below market and still make a profit. In the event of such overhang, the holder of the Note could have an incentive to sell their Class A Common Stock rapidly. If the share volume of our Class A Common Stock cannot absorb any such excess supply, then the value of our Class A Common Stock may decrease.

Servicing our existing and future debt, including the Note, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

As of September 30, 2023, our total indebtedness was related to the $25.0 million principal amount of the Note. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Note, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business has not and may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

●	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry;
●	place us at a disadvantage compared to its competitors who have less debt;
●	limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes;
●	and make acquiring us less attractive or more difficult.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

We may not have the ability to raise the funds necessary to repurchase the Note upon a change of control or termination of the Commercial Agreement, and our future debt may contain limitations on our ability to repurchase the Note.

The holder of the Note has the right to require us to repurchase all or any part of the Note upon the occurrence of a change of control or termination of the Commercial Agreement before the maturity date at a repurchase price equal to the greater of (i) 1.5 times the then-outstanding principal amount and accrued interest thereon or (ii) the then-fair market value of the shares issuable upon conversion of the portion of the Note. Moreover, we will be required to repay the Note in cash at its maturity unless earlier redeemed, repurchased, repaid or converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases or pay cash at the Note’s maturity.

In addition, our ability to repurchase the Note at its maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Note at a time when the repurchase is required or to pay cash at maturity as required by the Note would constitute a default under the Note. A default under the Note or the change of control or termination of the Commercial Agreement itself could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a change of control or termination of the Commercial Agreement under the Note could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness. Any failure by us to repay indebtedness and repurchase the Note, in each case, when required to do so pursuant to the terms of the Note, could have a material adverse effect on our business, financial condition, and results of operations.

The Note and related documents contain restrictions that will limit our flexibility in operating our business.

The Note and related documents contain covenants that, among other things, limit our ability to enter into change of control transactions, incur liens (subject to exceptions) or dispose of all or substantially all of our assets. These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans. The terms of any future indebtedness we may incur could include more restrictive covenants.

Our failure to comply with the restrictive covenants described above and/or the terms of any other indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock and Public Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively.

On February 14, 2022, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff had determined that the we had not complied with the requirements of IM-5101-2 because (i) we had not demonstrated that our Class A Common Stock complied with the minimum 400 Round Lot Holder requirement in Listing Rule 5405(a)(3) and (ii) our Public Warrants did not qualify for initial listing since the security underlying the Public Warrants, our Class A Common Stock, did not qualify.

On March 9, 2022, we received a letter from the Staff of Nasdaq informing us that we had regained compliance with Nasdaq Listing Rule IM-5101-2 and that we were in compliance with the Nasdaq Global Market’s listing requirements and our securities continue to trade on Nasdaq. Even though we were able to regain compliance with the Nasdaq listing standards with respect to our Class A Common Stock and Public Warrants, we can provide no assurance that we can maintain compliance with those standards.

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

On May 3, 2023, we received a notice from the Staff of Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the minimum bid price of our Class A Common Stock was below $1.00 per share (the “Minimum Bid Requirement”) for 30 consecutive business days (the “Notice”). On October 16, 2023, we effected the Reverse Stock Split to, among other things, increase our stock price to be in compliance with the minimum bid requirement.

On September 22, 2023, the Company notified the Staff of Nasdaq that the Company was no longer in compliance with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of the Board be composed of independent directors (the “Majority Independent Requirement”). Prior to Mr. Grosse’s appointment as Chief Executive Officer, the Board of Directors was comprised of six directors, of which four were independent. Upon Mr. Grosse’s appointment as Chief Executive Officer, he ceased to be independent for purposes of the Nasdaq rules and as a result, currently only three out of the six members of the Board are independent directors. Accordingly, on September 25, 2023, Nasdaq issued the Company a written notice that the Company was not in compliance with the Majority Independent Requirement. On November 3, 2023, the Company submitted a plan to regain compliance with the Majority Independent Requirement and to appoint an additional independent director to the Board of Directors as promptly as practicable.

On October 31, 2023, the Company received written notice from the Staff of Nasdaq informing the Company that it has regained compliance with the Minimum Bid Requirement because Nasdaq has determined that for 10 consecutive business days, the closing bid price of the Company’s Common Stock was at or above the Minimum Bid Requirement. Accordingly, Nasdaq has advised that the matter is now closed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	X
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
3.2	Tenth Amended and Restated Limited Liability Company Agreement of Inspirato LLC, dated as of September 29, 2023		8-K	001-39791	3.1	October 4, 2023
3.3	Eleventh Amended and Restated Limited Liability Company Agreement of Inspirato LLC, dated as of October 16, 2023		8-K	001-39791	3.1	October 18, 2023
4.1	Form of 8% Senior Secured Convertible Notes due 2028 (included in Exhibit 10.1)		8-K	001-39791	4.1	August 8, 2023
10.1	Investment Agreement, dated as of August 7, 2023, between Inspirato Incorporated and Oakstone Ventures, Inc.		8-K	001-39791	10.1	August 8, 2023
10.2	Separation and Release Agreement, dated as of August 21, 2023, between Inspirato LLC and R. Webster Neighbor.		8-K	001-39791	10.1	August 25, 2023
10.3	Executive Employment Agreement between Inspirato LLC and Eric Grosse, dated September 22, 2023.		8-K	001-39791	10.1	September 22, 2023
10.4	Separation and Release Agreement between Inspirato LLC and Brent Handler, dated September 22, 2023		8-K	001-39791	10.2	September 22, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

November 8, 2023
Inspirato Incorporated

Date: November 9, 2023	By:	/s/ Eric Grosse
Eric Grosse
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Robert Kaiden
Robert Kaiden
Chief Financial Officer (Principal Financial and Accounting Officer)