Form 10-K
period 2023-12-31
Inspirato Inc
filed 2024-03-12
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Class A common stock, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21 million (based on the closing sales price of the registrant’s common stock on the Nasdaq Stock Market on that date). Shares of the registrant’s common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 8, 2024, the registrant had 3,676,039 shares of Class A Common Stock, 2,870,964 shares of Class V Common Stock, no shares of Class B Non-Voting Stock and 8,624,792 Warrants outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	Our partnership with Capital One Services, LLC (“Capital One”);
●	Our ability to service our outstanding indebtedness and satisfy related covenants;
●	The impact of changes to our executive management team;
●	Our ability to comply with the continued listing standards of Nasdaq or the continued listing of our securities on Nasdaq;
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model and growth strategy;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet customers’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographic areas;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our business, expansion plans and opportunities; and
●	Other factors detailed under the section Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. Should one or more of the risks or uncertainties described herein or in any other documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I

Item 1. Business

Inspirato Incorporated and its subsidiaries (collectively the “Company”, “Inspirato”, “we”, or “our”) is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners and custom travel experiences.

For travelers, we offer access to a diverse portfolio of vacation options that includes approximately 450 private luxury vacation homes available to our customers, and accommodations at over 250 luxury hotel and resort partners in over 180 destinations around the world as of December 31, 2023. Our portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

Our portfolio of luxury vacation options is accessed through our subscription platform in which we currently offer two paid subscription models for members to choose from, Inspirato Club and Inspirato Pass. Additionally, our luxury vacation options can also be accessed through our two newer product offerings: Inspirato for Good (“IFG”) and Inspirato for Business (“IFB”), which allow customer trial membership through nonprofit or business to business sales channels. See the ‘Our Luxury Travel Subscriptions and Other Offerings’ section below for additional information on each product offering.

In addition to offering a better way to travel, Inspirato also solves critical pain points for hospitality suppliers, including luxury vacation homeowners seeking to monetize their property with rental income. For example, Inspirato provides an opaque distribution channel through which luxury hotels, resorts, and vacation homeowners can generate revenue from their unoccupied hotel rooms and suites or vacation rentals without undercutting rates on their own. We also have arrangements with hotels and resort partners to lease rooms under long-term agreements, providing them with fixed income for inventory versus uncertain occupancy-based income. For luxury vacation homeowners we offer fixed monthly lease payment, expert property management services, and flexible usage benefits in exchange for leasing their home to us for inclusion within our portfolio.

Corporate History and Background

Inspirato was incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”), a special purpose acquisition company formed for the purpose of effecting a merger with one or more operating businesses. Inspirato LLC entered into the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (the “Business Combination Agreement”) to become a publicly traded company through a business combination with Thayer. On February 11, 2022, Thayer and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement whereby, among other transactions, a subsidiary of Thayer merged with and into Inspirato LLC with Inspirato LLC as the surviving company (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of Thayer. Thayer changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”).

The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the Consolidated Financial Statements presented herein represent the operating results, assets and liabilities of Inspirato LLC before, and Inspirato Incorporated and its subsidiaries including Inspirato LLC after, the Closing. See Note 3 – Reverse Recapitalization in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Our Luxury Travel Subscriptions and Other Offerings

Luxury Travel Subscriptions

Inspirato Club

Launched in 2011, Inspirato Club members pay an enrollment fee and monthly, semi-annual, annual, or multi-year subscription fees for access to our portfolio of branded Inspirato luxury vacation homes, luxury hotels, and five-star resort partners, Inspirato Only experiences and custom Bespoke itineraries. In addition to their monthly or annual subscription, members pay members-only nightly rates to book the trips of their choice. Inspirato Club members can book vacations up to one year in advance. Every Club trip includes personalized service, including pre-trip planning, on-site concierge, and daily housekeeping. We manage these rates to achieve occupancy and average daily rate goals while also delivering value to drive member satisfaction.

Inspirato Pass

Launched in 2019, Inspirato Pass members pay an enrollment fee and a monthly, semi-annual, annual, or multi-year subscription that is inclusive of nightly rates, taxes and fees for Pass trips. Inspirato Pass members book pass trips from the Inspirato Pass trip list, which is a constantly updated selection that includes vacations at Inspirato residences and hotel partners. Inspirato Pass members have full access to all the benefits of Inspirato Club, including the ability to pay members-only nightly rates to book trips of their choice, access to our booking promotions, and personalized service on every trip.

Our Loyalty Program

In August of 2023, we launched Inspirato Rewards (“Rewards”), our member loyalty program that supports our diverse portfolio of curated luxury vacation options for members with at least one active paid member subscription (“Subscription”). Rewards is designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earn one of the three Rewards statuses may earn, depending on their status, extra savings on Club bookings, early access to new property releases, new Experiences and year-end festive dates and complementary nights, among other benefits.

Other Offerings

Inspirato for Good

Launched in 2022, Inspirato for Good is a platform designed to help nonprofit organizations accelerate funding results. Through this platform, we work with nonprofit organizations to sell travel packages (consisting of an Inspirato Club subscription and luxury vacation) at live and silent auctions, paddle raises, and other giving channels.

Inspirato for Business

Launched in 2022, Inspirato for Business is a business-to-business channel through which we sell subscription and travel products directly to businesses seeking to leverage luxury accommodations to recruit, retain, and reward their employees.

Our Value Proposition

We provide exceptional vacations with outstanding value for luxury travelers (who drive demand) and attractive economics and certainty for hospitality suppliers including hotels, resorts and luxury vacation rental property owners (who we work with to provide supply).

Our subscription offerings are intended to solve travel pain points by offering the following benefits:

●	Certainty of accommodations. All Inspirato subscriptions provide exclusive access to a portfolio of properties that we directly manage to our high standards. For example, when we onboard luxury vacation homes into our portfolio, we typically outfit them with premium linens, kitchenware, technology, and other amenities and then refresh them at regular intervals to ensure they meet our standards. In addition, after each member checks out from a stay, we perform a detailed walkthrough to ensure it is ready for the next arrival, thus ensuring a consistent quality experience for our members.

●	High-quality personalized service. Inspirato is a hospitality company with an expert team of dedicated professionals that offer personalized service comparable to the top-tier hotel and resort brands. Every Inspirato trip includes pre-trip itinerary planning, on-site concierge service, and daily housekeeping. Additionally, our on-site staff are available to our members to assist with their needs during their stay, to ensure we provide the level of service and assurance that discerning travelers expect.
●	Confidence with regard to value. We believe our favorable lease agreements and partnerships with hospitality suppliers enable us to offer reduced rates versus comparable luxury vacation alternatives, while saving our members from the hassle of scouring travel websites to confirm whether they have found the best rate or value for their stay.
●	Simple, transparent fee structure. Inspirato Pass members pay a monthly subscription fee in exchange for their Pass travel and are not subject to per-trip taxes, resort fees, and other add-on charges imposed by certain hotels. This provides them with predictability and certainty regarding their travel costs and spares them the frustration of encountering unclear or undisclosed fees. Inspirato Club members are charged a flat rate for taxes and fees for trips purchased a la carte.

Inventory Management and Expansion

Overall Approach

●	We choose destinations, accommodations, and experiences based on market trends, booking results, member feedback, and other factors to align our additions with demand.
●	We only seek to partner with hotels and resorts that align well with the Inspirato luxury hospitality brand and offer service commensurate with our own, to ensure that every trip booked through our platform meets or exceeds our members’ expectations.

Managing our Residences

Since our founding over a decade ago, we have developed a highly flexible, asset-light approach to controlling and managing our residences. We lease our homes, paying the owners fixed rental income, rather than buying them. Our leases typically permit us to terminate with 180 days to one years notice, giving us the ability to remove underperforming residences as well as curate the portfolio in response to market opportunities and travel demand trends.

In addition to traditional leases, we also use other flexible arrangements to secure less than 10% of our residences. These include net rate and profit-sharing agreements whereby we pay the property owner based on occupancy and costs instead of fixed monthly payments.

Competitive Strengths

As an innovator within the luxury travel subscription market, we believe we have built significant barriers to entry for competitors with an array of differentiated strengths.

●	Managed and Controlled Residential Inventory. As of December 31, 2023, our selection of Inspirato residences included approximately 450 private luxury vacation homes. These residences include leased properties where we directly manage, maintain, and operate the asset, as well as resort-based properties where we work closely with resort partners to ensure an exceptional member experience. By managing and controlling these assets directly, including staffing them with Inspirato team members, we are able to deliver a consistent experience comparable to top luxury hospitality resort brands, versus a “vacation roulette” experience that is dependent on the expertise and attention of the individual homeowner or a local property management company.
●	Rate and Calendar Control. We manage nightly rates and calendar availability for our residences and leased hotel inventory. This allows us to revenue-manage each inventory unit to (i) help maximize occupancy by ensuring our rates are competitive with comparable accommodations in the applicable market, (ii) help reduce spoilage, and (iii) leverage availability to increase member engagement and retention.

●	Control Over Bookings and Property Management. We control the booking calendar for our Inspirato residences, giving us visibility into actionable metrics such as how often and what times of year homes are typically used. This provides us greater control over proactive property management planning and coordinating repairs and upgrades. For example, we are able to more precisely plan renovations and other significant activities such as painting, flooring, and furniture updates compared to companies that don’t control the calendars for their properties.
●	Flexible Cost Structure. Our leases and other inventory agreements, as well as our overall strategic property mix, provide us with flexibility to respond to changes in travel demand and events beyond our control. Our individual leased vacation homes, as well as our leased inventory from hotel and resort partners oftentimes include flexible termination provisions. Together, these approaches enable us to tailor our overall inventory cost structure to meet changing demand.
●	Expert Sales and Service Teams. We maintain an expert sales and service organization, including sales professionals to welcome new members, relationship-driven member success teams to create the overall Inspirato experience, and vacation experience teams, which includes our planners and on-site concierge teams, to deliver memorable vacations. Each of these teams undergoes regular training to enrich their expertise as luxury hospitality professionals and ambassadors of the Inspirato brand. We believe the high-quality personal service they deliver through connections with our members is a key differentiator separating Inspirato from other hospitality companies.
●	Predictable Subscription Revenue. Our member base provides predictable, consistent cash flow and stability relative to many traditional hospitality and revenue models. Subscription fees generate recurring revenue. Incentives for upfront prepayment of monthly subscription fees, typically in the form of a waived enrollment fee, travel perks or a free trip, ensure that new members remain paid-members for a minimum period of time, and enhance retention.
●	Multiple Member Journeys. Inspirato trips can only be booked through our website, iOS application, or member success teams. They cannot be booked through online travel agencies or other third-party channels. In addition, our member success teams and vacation experience teams, which include our on-site concierge staff, assist with trip planning, which is a service many hotel companies do not offer. As a result, we closely engage with our members throughout the entire process for every trip they take e.g., selection to booking, planning, trip duration, checkout and post-trip feedback. We also engage with them through a parallel renewal journey, pro-actively marketing booking promotions, member benefits, upgrade opportunities, and other aspects of our value proposition to maximize their membership value and retention. We believe our deep involvement in these processes gives us greater influence and impact over their member experience than luxury hospitality companies that do not utilize our service approach or a subscription platform.
●	Trusted Luxury Brand, Proprietary Database. Since 2011, we have made significant investments to build a one-of-a-kind luxury hospitality brand anchored by an innovative subscription platform. At the same time, we have used data-driven marketing to build a proprietary database of affluent individuals who have demonstrated interest in Inspirato.

Technology

Our technology platform was built for the unique needs of our members; it allows us to quickly adapt to what our members require and delivers deep business intelligence insights to help us manage our platform. It was built to scale and operates through a patented algorithm, which can be adjusted depending on business needs. We believe that this algorithm will enable us to efficiently manage trips with scale to optimize profitability of the inventory.

Our member experiences sit on a technology platform that has allowed for flexibility in our product development strategy. Inspirato has invested significantly for many years in engineering, product, and design in order to build out the platform. We operate a modern technology stack that allows for rapid development and deployment as well as integrations. We have a dedicated engineering team responsible for development and the creation of new features to support our products and services across a full range of devices (desktop, mobile web and native mobile applications). Our engineering teams use an agile development process that allows us to deploy frequent iterative releases for product and service features.

Design has been at the core of everything we do, and it has enabled us to create an intuitive and attractive user interface. Inspirato uses member feedback to optimize the platform and have employees dedicated to supporting members through the booking process. Our members vary in age and technological sophistication, and we believe that our user interface is built for a broad member base.

Sales and Marketing

Our sales and marketing strategy is designed to support new member acquisition, member bookings, and member retention. We rely on a mix of tactics to generate demand for each of these revenue lines, using a full-funnel approach to reach our audiences at multiples stages within each consideration process. These include print, digital and video to build general brand awareness; performance marketing tactics such as direct mail, paid digital media, and paid search; multiple brand urgency campaigns each year to help drive predictable results; and a highly trained team of sales and member success professionals. With all our performance marketing programs for new member acquisition, we use iterative data-driven models developed in partnership with leading data providers to help us target high net worth individuals as potential new members. We have also made significant investment in leading marketing technology such as Salesforce Marketing Cloud, as well as leading marketing member relationship management practices designed to drive sales and marketing alignment.

Human Capital

Our People and Culture

Inspirato’s culture is embodied by our core values: Care, Collaboration, Courage and Curiosity. By staying true to these values, we have created a company where talented people can do great work and drive value for all of our stakeholders. These values guide us in everything we do, from individual everyday tasks to high-level strategic planning. They foster a culture of dialogue, collaboration, recognition, achievement, and sense of community that contributes to our long-term success.

We engage and empower our team with ongoing career and learning and development opportunities. Fostering a growth mindset facilitates a culture where all voices are heard and team members can take informed risks, make mistakes, ask questions, and seek creative solutions to challenges and opportunities. This approach helps us build a strong bench of leaders for tomorrow’s business challenges. Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. We espouse the principle that all Inspirato team members can bring their whole authentic selves to work each day and thrive.

As of December 31, 2023, we employed approximately 630 team members globally. These employees are highly concentrated in Operations and Sales and Marketing. Our focus on member-facing employees helps us to provide luxury service to our members that we believe is industry-leading.

Importantly, our values and the culture they inspire extend to our relationships with every Inspirato member. We foster a long-term, personal rapport with each Inspirato family, not only to promote our member satisfaction and retention goals, but also to fulfill our mission to inspire lasting memories and relationships by enriching the way our members experience the world. We believe our culture is real, valued, deeply ingrained, and sustained in part by robust and scalable training that helps create consistently positive member interactions and experiences.

We are committed to hiring a diverse workforce. We seek to foster an inclusive environment where everyone feels welcome to be their authentic selves and all voices are heard — an environment that is aligned with our values and that reflects our global community.

Our culture is also one of inclusion. We actively work to dismantle inequities within our policies, systems, programs and services to ensure that Inspirato is a space where everyone feels welcome and comfortable with their identities. We continuously aspire to be a more equitable, safe, and welcoming work environment for all of our team members, and a better advocate to the communities we serve.

Seasonality

Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. In a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. In addition, some locations may experience a greater impact from seasonality, or different seasonality, than those in other locations. Our subscription services are seasonal to the extent that interest from potential new members tends to also follow travel revenue; however, predictable subscription revenues from existing members are not impacted by seasonality.

Metrics including total revenues, Adjusted EBITDA and Free Cash Flow are also impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.

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

 We cannot assure you that any of our pending patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Our existing patents and any patents that are issued in the future may be contested, circumvented, found unenforceable, narrowed in scope or invalidated, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating them or any of our other intellectual property rights. Furthermore, our competitors or other third parties may also claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. With regard to our brand, we have registered “Inspirato” as a trademark in the United States, Canada and certain other countries. In addition to trademark protection, we reserve and register domain names when and where deemed appropriate and are the registered holder of approximately 180 domain names, including “www.Inspirato.com.”

As of December 31, 2023, we have 2 U.S. patents issued covering our subscription-based booking and service tailoring technology. We control access to, and use of, our solutions and other confidential and proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, members, partners, and other third parties. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, contractual provisions, and confidentiality and invention assignment agreements, unauthorized parties may still copy or otherwise obtain and use our software, technology, trade secrets, or proprietary or confidential information, and such risks may increase as we attempt to expand into jurisdictions where such rights are less easily enforced, or are more subject to reverse engineering or misappropriation due to local legal requirements. For more information, see the section titled “Risk Factors – Risks Related to Intellectual Property and Data Privacy”.

Regulatory Compliance

Our overall business approach and strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.

Property and Accommodations Regulation

Our business is subject to U.S. and foreign federal, state and local laws and regulations that vary widely by city, country and property type. In many cities, local regulations affect our ability to offer accommodations for specified durations or in certain neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with laws and regulations relating to accessibility, zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training and property “star” ratings where required. Additionally, our real estate owners are also responsible for their own compliance with laws, including with respect to their employees, property maintenance and operations, environmental laws and other matters. We monitor regulatory changes in each existing market on an ongoing basis.

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

Privacy and Data Protection Regulation

In processing travel transactions and information about members and their stays, we receive and store data, including personal information. The collection, storage, processing, transfer, use, disclosure, protection, and other processing of this information are increasingly subject to laws and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, the UK General Data Protection Regulation and UK Data Protection Act, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canadian provincial legislation, as well as privacy and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), and similar legislation in other states.

The scope of these laws and regulations may change, be subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws and regulations or our practices. For more information, see the section titled “Risk Factors – Risks Related to Intellectual Property and Data Privacy – If we fail to comply with federal, state and foreign laws and regulations relating to privacy, data protection and information security, we may face potentially significant liability, negative publicity and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.”

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

The regulatory environment in each market is often complex and evolving, and can be subject to significant change. Some relevant laws and regulations are inconsistent and ambiguous, and could be interpreted by regulators and courts in ways that could adversely affect our business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such as us, which often makes their application to our business uncertain. For additional information regarding the laws and regulations that affect our business, see the “Risk Factors” section of this Annual Report on Form 10-K.

Competition

The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our competitors may adopt aspects of our business model or may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs or reduced market share. We believe we compete primarily on the basis of the quality of our residences, the variety and attractiveness of our residences, and our high-quality member experience that is a result of the services provided by our member success teams and vacation experience teams, which include dedicated concierges and planners. Our current or potential competitors include:

●	home-sharing and rental services and short-term vacation rentals such as Airbnb, Vacasa, Sonder, AvantStay, Evolve, Awaze, and Exclusive Resorts;

●	global hotel chains such as Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Radisson Hotel Group, and Wyndham Hotels & Resorts as well as boutique hotel chains and independent hotels; and
●	online travel agencies such as Booking Holdings and Expedia Group.

Corporate Information

Our principal executive offices are located at 1544 Wazee Street, Denver, Colorado 80202.

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

Item 1A. Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows and/or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

Risks Related to Our Business and the Industry

The success of our business depends on our reputation and the strength of our brand.

Our business depends on our reputation and the strength of our brand as a provider of luxury accommodations and experiences. We believe that the strength of our brand is particularly important to our ability to attract and retain members with at least one active paid member subscription (“Subscription”) and to compete for attractive new properties. Many factors can affect our reputation and the value of our brand, including the quality and location of our properties, the value we provide, our level of service, the safety of our members, our approach to health and cleanliness, publicized incidents in or around our properties, our ability to protect and use our brand and trademarks, the levels of marketing and the prevalence of other luxury accommodations and experiences in the destinations we serve.

In addition, we rely on partners, landlords and third-party service providers and if such partners, landlords and third parties do not perform adequately or terminate their relationships, our brand may be negatively impacted, our costs may increase and our business, financial condition and results of operations could be adversely affected.

If we fail to retain existing members or add new members, our business, results of operations and financial condition may be materially adversely affected.

Our ability to grow our operations and revenue is dependent on our ability to retain existing members and add new Subscriptions, and we cannot be sure that we will be successful in these efforts or that member retention levels will not materially decline. There are a number of factors that could lead to a decline in members or that could prevent us from increasing our members, including:

●	our failure to deliver offerings that members find attractive;
●	our ability to achieve and sustain market acceptance, particularly with respect to Inspirato Pass;
●	harm to our brand and reputation;
●	pricing and perceived value of our offerings;
●	members engaging with competitive products and services;
●	problems affecting members’ experiences;
●	a decline in the public’s interest in luxury travel;
●	deteriorating general economic conditions or a change in consumer discretionary spending preferences or trends, including inflation and increases to federal interest rates;
●	political, social or economic instability, such as the ongoing geopolitical tensions related to conflicts in the Middle East, Russia’s actions in Ukraine, and other geopolitical events; and
●	events beyond our control such as global or regional pandemics and health concerns, increased or continuing restrictions on travel, immigration restrictions, trade disputes and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters and the impact of climate change.

In addition, if our platform is not easy to navigate; members have unsatisfactory sign-up, search, booking or payment experiences on our platform; the content on our platform is not displayed engagingly to members; we are not effective in engaging members across our various offerings and tiers; or we fail to provide an experience in a manner that meets rapidly changing demand, we could fail to acquire first-time members and fail to retain our existing members.

As a result of these factors, we cannot be sure that our member levels will be adequate to maintain or permit the expansion of our operations. A decline in member levels could have an adverse effect on our business, financial condition and operating results.

Our member support function is critical to the success of our business, and any failure to provide high-quality service could affect our reputation and ability to retain our existing members and attract new members.

Our ability to provide high-quality support to our members is important for the growth of our business and any failure to maintain such standards of member support, or any perception that we do not provide high-quality service, could affect our ability to attract and retain members. Meeting the support expectations of our members requires significant time and resources from our support team and significant investment in staffing and technology. In particular, many travel reservations made through us include planning assistance, daily housekeeping, related property services and a local concierge to assist members during their travel. If we or our third-party service providers fail to provide these services in a high-quality manner, or these services are not commensurate with those offered by other luxury travel providers such as hotel brands, our brand may be harmed. In addition, we need to be able to provide effective support that meets members’ expectations in a variety of countries.

Our local support is performed by a combination of our internal teams and third-party service providers. We rely on our internal teams and these third parties to provide timely, responsive and high-quality service to our members. Reliance on these third parties requires that we provide proper standards for them to meet when interacting with our members and ensure acceptable levels of quality and member satisfaction are achieved.

We rely on information provided by members and are at times limited in our ability to help members resolve issues due to our lack of information or control of local third-party staff. To the extent that members are not satisfied with the timeliness, responsiveness or quality of our support, we may not be able to retain members, and our reputation and brand, as well as our business, results of operations and financial condition, could be materially adversely affected.

Providing support that is timely, responsive and high-quality is costly, and such costs may rise in the future.

We may not be able to obtain sufficient new and recurring supply of luxury accommodations and experiences or to renew our existing supply of luxury accommodations and experiences.

We pursue new leases and renew and extend current leases as well as other occupancy arrangements with property owners, resorts, hotels and developers. If we fail to secure or renew leases or other occupancy arrangements for attractive luxury properties, resorts and hotels, we will not be able to expand our portfolio of locations, may not have sufficient properties to satisfy the demands of our members and may not achieve our financial forecasts.

We may not be able to add sufficient properties that meet our brand standards at an acceptable cost to meet our strategic goals and financial forecasts. Due to the number of properties that we have already secured under leases or other occupancy arrangements in many locations and our emphasis on providing a luxury travel experience, we may find it more difficult to find additional attractive properties in those markets. When we identify suitable properties, we may not be able to negotiate leases or other occupancy arrangements on commercially reasonable terms or at all or may incur additional expenses engaging local counsel to assist with lease or other occupancy arrangement negotiations. Our leases and other occupancy arrangements are often complex and require substantial time to negotiate, which makes forecasting our revenue from new properties more difficult. In certain international markets, we have less experience and may not have real estate staff, and local regulations and real estate industry practices (including customary lease provisions and governing law) may make it more difficult to identify properties that are consistent with our brand and standards.

Where we succeed in signing a lease for a new property, the landlord or developer may be unable or unwilling to deliver the property at the time provided for, or we may encounter other unforeseen delays, such as construction delays in the case of new developments or in preparing the property for initial member stays. In addition, the success of any new property will depend on our ability to integrate it into our existing operations and successfully market it to our members. Newly leased properties could be difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord or otherwise may not provide their anticipated benefits.

In addition to providing luxury accommodations, our business also depends on our ability to provide high-quality, personalized service including travel planning, on-site concierges, daily housekeeping and unique travel experiences. If we are not successful in providing high-quality, luxury experiences to our members, the perceived benefits of Subscriptions may decrease and our business, financial condition and operating results may be adversely impacted.

The relatively long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect our liquidity and results of operations.

We currently lease most of our properties. Our obligations to landlords under these agreements extend for periods that frequently significantly exceed the duration of Subscriptions, often by many years although many, but not all, of our leases provide us the ability to terminate leases with appropriate notice.

Our leases generally provide for fixed monthly payments that are not tied to occupancy rates or revenues, and our leases typically contain minimum rental payment obligations. As a result, if we are unable to maintain sufficient occupancy rates, or if the rates we are able to charge are not sufficient, our lease expenses may not be sufficiently offset by our revenue from members which may reduce our margins and cash flow.

We have limited flexibility to rapidly alter our portfolio of properties and our lease commitments in response to changing circumstances. Leases require substantial time to negotiate, and there is often a significant delay between a lease signing and the availability of a property to our members.

Moreover, our leases contain a variety of contractual rights and obligations that may be subject to interpretation. Our interpretations of our leases have been, or may be, disputed by landlords, which may result in expensive and disruptive litigation in some instances. Our failure to satisfy our contractual obligations in these leases could result in defaults under the leases. Any default, claim or dispute regarding our leases or our other occupancy arrangements could result in litigation, damage to our reputation, disruption of operations and our members’ experiences at the affected property, a requirement that we exit the property earlier than planned and damages or other legal remedies against us, any of which could have a material and adverse effect on our business, results of operations and financial condition.

We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our business, results of operations and financial condition. To the extent climate change causes changes in weather patterns, our coastal destinations could experience increases in storm intensity and rising sea levels causing damage to our properties and result in a reduced number of properties in these areas. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms we or our landlords find acceptable in areas most vulnerable to such events, increasing operating costs, including the cost of water or energy, and requiring us or our landlords to expend funds as they seek to repair and protect their properties in connection with such events. As a result of the foregoing and other climate-related issues, we may be unable to provide properties in certain areas due to climate change, and we may lose both landlords and members, which could have a material adverse effect on our business, results of operations and financial condition.

We lease our properties in a relatively concentrated number of travel destinations, both in the United States and internationally. The relative concentration of our properties in certain areas may expose us to a disproportionate level of risk relating to those areas.

The location of our properties is relatively concentrated in travel destinations, including areas with possible risks associated with natural disasters and the physical effects of climate change as well as risks associated with local regulatory changes, changes in currency exchange rates and security risks. As a result, we may be disproportionately affected by adverse developments in those areas relative to competitors with more geographically diversified operations.

The increasing complexity of the hospitality industry may have adverse effects on our business.

Our business is becoming increasingly complex due in part to the continued evolution of the hospitality industry and changing local and national regulatory requirements. This increased complexity has demanded, and will continue to demand, substantial resources and attention from our management. Our ability to retain existing and attract new members, obtain a sufficient supply of luxury accommodations and experiences, provide high-quality service, execute and integrate acquisitions and adapt to technological change may be impacted due to the increasing complexity of our business. Our business and results of operations may be negatively impacted if we are unable to effectively manage these potential changes.

The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our current or potential competitors include global hotel brands, regional hotel chains, independent hotels, online travel agencies, home-sharing and rental services and short term/vacation rental services. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our offerings. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs or reduced market share.

Our results of operations are subject to seasonal and other fluctuations.

We have experienced and may continue to experience significant fluctuations in our results of operations, which make it difficult to forecast our future results. Additionally, the hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition. Based on historical results, we generally expect our revenues to be lower in the second quarter of each year than in each of the three other quarters. In addition, the hospitality industry is cyclical, and demand generally follows the general economy on a lagged basis.

We rely on consumer discretionary spending and could be impacted by the broad macroeconomic environment.

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets and in the general economy, all of which are unpredictable. Travel is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns, recessions and times of political or economic uncertainty as consumers engage in less discretionary spending. Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, could materially and adversely affect our business, financial condition and results of operations.

We have limited experience with inventory pricing for new products.

We generate revenue primarily from travel bookings and Subscriptions to our Inspirato Club and Inspirato Pass offerings. Our Subscriptions provide varying degrees of travel booking rights, and additional bookings and travel-related services are available on an ad-hoc basis.

We have limited experience with our pricing model for newer products, for example Inspirato Pass, IFG, and IFB, and may not accurately predict the long-term rate of member adoption or renewal or the impact these will have on our revenue or results of operations. Further, we may not be successful in operating our member loyalty program, Rewards. As the markets for our offerings mature, as we create new offerings or as new competitors introduce competing offerings, we may be unable to attract new members or retain existing members at the same price or based on the same pricing model we have used historically.

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

Our success depends on our key personnel and our ability to attract, retain and motivate other highly skilled personnel.

Our success depends to a significant degree on the retention of our senior management team, key technical, financial and operations employees and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate, retain and integrate highly qualified and diverse personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. Members of our management team or other key employees may terminate their employment with us at any time. For example, we recently experienced significant changes to our leadership team. In March of 2023 we appointed a new Chief Financial Officer and in September of 2023 we appointed a new Chief Executive Officer. Although we believe these leadership changes are in the best interest of our stakeholders, these changes were significant to our business. Any leadership transition and organizational changes may result in loss of personnel with deep institutional or technical knowledge and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity, and increased turnover. If we experience turnover among our management team or other key employees, it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all.

We face intense competition in local markets for highly skilled personnel to service our members and properties. To attract and retain qualified personnel, we must offer competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, employee morale, productivity and retention could suffer, which could adversely affect our business, financial condition and results of operations.

Our success depends on our ability to accurately and effectively update our member’s experience within our technology platforms.

Our member experiences sit on a technology platform that has allowed for flexibility in our product development strategy. We have invested significantly for many years in engineering, product, and design in order to build out the platform and we operate a modern technology stack that allows for rapid development and deployment as well as integrations. We rely on our own internal engineering team as well as third-party software to develop and maintain our technology platforms. We require our technology platform to adapt and scale as we develop new products or change the way current products operate within our technology platforms. If we fail to adapt appropriately or if we are unable to effectively update our technology platforms to keep up with our members’ expectations, we may be unable to provide a satisfactory user experience for our members which may result in the loss of memberships or future revenues.

We rely on third-party payment processors to process payments made by members.

We rely on a limited number of third-party payment processors and credit card issuers to process payments made by our members. If any of our third-party payment processors terminates its relationship with us, refuses to renew its agreement with us on commercially reasonable terms or places additional constraints on us, such as significant cash reserves beyond our capabilities, we may be unable to accept payments from certain credit cards or would need to find a replacement payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Furthermore, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, which could adversely affect our ability to attract and retain members or disrupt our operations.

Nearly all payments made by our members are made by credit card, debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to members that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our members, including with respect to money laundering, money transfers, privacy and information security, and these regulations may differ by locality and can be expected to change over time.

We have a history of net losses and may not be able to achieve or sustain profitability.

We incurred net losses attributable to Inspirato Incorporated of $22.2 million, $24.1 million and $51.8 million for the years ended December 31, 2021, 2022 and 2023, respectively. As of December 31, 2023, we had an accumulated deficit of $285.8 million. Our accumulated deficit and net losses attributable to Inspirato Incorporated historically resulted in part from the substantial investments required to grow our business. We expect to continue making investments in our business in the future. These efforts may prove more expensive than currently anticipated, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Further, actions we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated. These or similar events may adversely affect our ability to achieve and sustain profitability.

We may become involved in claims, lawsuits and other proceedings, including those related to potential health and safety issues and hazardous substances at our properties.

We are involved in various legal proceedings relating to matters incidental to the ordinary course of our business and may be subject to additional legal proceedings from time to time. Legal proceedings can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses or liabilities. The expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change and could adversely affect our financial condition and results of operations. In particular, the international nature of a portion of our operations and the number of countries in which we operate could subject us to increased risk of litigation in foreign jurisdictions, which may be lengthier, costlier or less predictable than comparable litigation in the United States. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes even where we have meritorious claims or defenses. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Risks Relating to Financial and Market Matters

The price of our common stock has been and may continue to be highly volatile, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.

The market price of our common stock is highly volatile and we expect it to continue to be volatile for the foreseeable future. Adverse events including volatility in our operating results, regulatory developments, changes in consumer discretionary spending, and changes in securities analysts’ estimates of our financial performance could negatively impact the market price of our common stock. General market conditions, including the level of, and fluctuations in, the trading prices of securities generally could also have a similar negative impact. Further, we are an “emerging growth company” with reduced public company reporting requirements; we have identified material weaknesses in our internal controls related to financial reporting; and we have restated our previously issued condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2022 and June 30, 2022 due to errors in our Consolidated Financial Statements. Each of these factors may cause reduced investor confidence, limit our ability to raise capital and increased volatility to the market price of our common stock. Similar factors could also affect the trading price of our Public Warrants.

A small number of stockholders have substantial control over the Company.

A small number of stockholders have substantial control over the Company, and this significant concentration of ownership may have a negative impact on the trading price for our Class A common stock, par value $0.0001 per share (“Class A Common Stock”) because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders. In addition, should these stockholders sell some or all of their shares, this may negatively impact the market price of Class A Common Stock.

The Company has Public Warrants that it may amend or redeem.

We have outstanding certain Public Warrants (as defined in Note 3 to our Consolidated Financial Statements). We may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a Public Warrant.

Further, we may redeem outstanding Public Warrants in certain circumstances. Redemption of the outstanding Public Warrants could force warrant holders (i) to exercise their Public Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants.

We have existing debt and may in the future require additional capital to continue to operate, which might not be available in a timely manner, on acceptable terms or at all. The issuance of additional securities may adversely affect existing stockholders.

We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to satisfy existing obligations or invest in our future growth opportunities, which could harm our business, operating results and financial condition. Holders of our debt have rights senior to holders of our Class A Common Stock to make claims on our assets. The terms of any future debt could restrict, and the Note (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations—"Overview—Capital One Ventures Strategic Partnership and Investment”) currently restricts, our operations, including our ability to pay dividends on our Class A Common Stock. If we issue additional equity securities in the future, including pursuant to our 2021 Equity Incentive Plan (the “2021 Plan”), stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A Common Stock. Because the decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk that future issuances of debt or equity securities will reduce the value of their Class A Common Stock and dilute their interest.

Further, servicing our existing and potential future debt, including the Note, may require a significant amount of cash, and we may not have sufficient cash flow from our business to satisfy our obligations. In particular, we may not have the ability to raise the funds necessary to repurchase the Note if and when required under the terms of the Note, and our future debt may contain limitations on our ability to repurchase the Note. The Note and related documents contain restrictions that will limit our flexibility in operating our business and the issuance of our Common Stock upon conversion of the Note could be significantly dilutive and may depress the market price of our Class A Common Stock.

There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock and Public Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively.

Operating as a public company requires us to incur substantial costs and substantial management attention. In addition, key members of our management team have limited experience managing a public company. Further, there can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq. From February 2022 through September 2023, we received four notices from Nasdaq that we were not in compliance with various Nasdaq listing standards, including standards relating to the minimum number of stockholders, failure to file Exchange Act reports in a timely manner, the failure to maintain the minimum trading price of our Class A Common Stock and having a majority of our directors be independent. Although we have been able to regain compliance with each of these standards, our ability to continue to satisfy all relevant standards is uncertain. In addition, in November 2023, we received a notice from Nasdaq that we were no longer in compliance with the Nasdaq listing standard relating to the minimum market value of publicly held shares. Under applicable Nasdaq rules, the Company will have 180 calendar days from the date of the Notice, or until May 28, 2024, to regain compliance by meeting the continued listing requirements.

If Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for the Company’s securities;

●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules,
●	a possible reduction in the level of trading activity in the secondary trading market for shares of our Class A Common Stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our management has identified material weaknesses in our internal control over financial reporting.

Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls or effective disclosure controls and procedures, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. Further, the material weaknesses in our internal control may result in challenges related to the completeness and accuracy of data used for internal decision making and external reporting as well as the failure to monitor key performance indicators to understand financial performance and make sound business decisions.

Due to errors in our Consolidated Financial Statements related to material weaknesses in our internal control over financial reporting, we restated our previously issued condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which resulted in unanticipated costs and may have adversely affected investor confidence, our stock price, our ability to raise capital in the future and our reputation, and has resulted in stockholder litigation and may result in more stockholder litigation or regulatory actions. In particular, on February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor to recover damages allegedly caused by violations of federal securities law in connection with the restatements. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. The defense or settlement of this litigation and any future additional litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Organizational Structure

Our principal asset is our controlling interest in Inspirato LLC, and we are dependent upon Inspirato LLC and its consolidated subsidiaries for our results of operations, cash flows and distributions.

We are a holding company and have no material assets other than our ownership of limited liability company interests of Inspirato LLC (the “New Common Units”). As such, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, including payments under the tax receivable agreement discussed below (the “Tax Receivable Agreement”), or declare and pay dividends in the future, if any, are dependent upon the results of operations and cash flows of Inspirato LLC and its consolidated subsidiaries and distributions we receive from Inspirato LLC. Subject to the obligation of Inspirato LLC to make tax distributions and to reimburse us for corporate and other overhead expenses, the Inspirato LLC Board will have the right to determine when distributions will be made to the Inspirato LLC unitholders and the amount of any such distributions. If the Inspirato LLC Board authorizes a distribution, such distribution will be made to the Inspirato LLC unitholders, including the Company, on a pro rata basis in accordance with their respective percentage ownership of New Common Units. However, we are not required to distribute any corresponding amounts as dividends to the holders of our Class A Common Stock. Further, because the Company may have liabilities for taxes under the Tax Receivable Agreement or otherwise, any amounts we may distribute as dividends to the holders of our Class A Common Stock could be less on a per share basis than the amounts distributed by Inspirato LLC to the holders of New Common Units on a per unit basis.

We are required to pay the Continuing Inspirato Members and Blocker Stockholders for certain tax benefits we may claim, and it is expected that the payments we are required to make may be substantial.

Exchanges or redemptions of New Common Units for cash or shares of our Class A Common Stock are expected to produce favorable tax attributes for the Company. When the Company acquires New Common Units from Members of Inspirato LLC other than blocker corporations affiliated with certain institutional investors (the “Blockers”, and the other Members of Inspirato LLC, the “Continuing Inspirato Members”) through these exchanges or redemptions, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis may also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. Under the Tax Receivable Agreement, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations as described below are taken into account.

Under the Tax Receivable Agreement, we generally will be required to pay to the stockholders of the Blockers (the “Blocker Stockholders”) or Continuing Inspirato Members, as applicable, 85% of the tax savings that we realized as a result of increases in tax basis in Inspirato LLC’s assets resulting from the sale of New Common Units for the consideration paid pursuant to the Business Combination Agreement (as that term is defined in Note 1 to our Consolidated Financial Statements) and the exchange of New Common Units for shares of our Class A Common Stock (or cash), and certain pre-existing tax attributes of the Blocker Stockholders, as well as certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

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

We anticipate that the payments that we will be required to make under the Tax Receivable Agreement may be substantial. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate additional payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Company determines. Although we are not aware of any issue that would cause the U.S. Internal Revenue Service, or IRS, to challenge a tax basis increase or other tax attributes subject to the Tax Receivable Agreement, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, generally it would not be reimbursed for any payments previously made under the Tax Receivable Agreement (although it would reduce future amounts otherwise payable under the Tax Receivable Agreement). As a result, payments could be required under the Tax Receivable Agreement in excess of the tax savings that the Company realizes in respect of the attributes to which the Tax Receivable Agreement relate.

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

If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added, excise, withholding or revenue-based taxes, unclaimed property or other tax laws applicable to multinational businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. If such costs are passed on to our members, demand for our products and services could decrease, or there could be increased costs to update or expand our technical or administrative infrastructure, or the scope of our business activities could be effectively limited should we decide not to conduct business in particular jurisdictions.

We are subject to federal, state and local income, sales and other taxes in the U.S. and income, withholding, transaction and other taxes in numerous foreign jurisdictions. Evaluating our tax positions and our worldwide provision for taxes is complicated and requires exercising significant judgment. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could differ materially from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives.

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

From time to time, in the ordinary course of business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular trademark claims, against us. Successful claims against us could result in a significant monetary liability or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Some open-source licenses contain requirements that could obligate us to make available source code for modifications or derivative works we create based upon the type of open-source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This may allow our competitors to create similar offerings with lower development time and effort and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the use of open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming violation by us of the terms of an open-source license or ownership of what such parties believe to be their open-source software. Moreover, we cannot provide assurance that our processes for controlling our use of open-source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability or be required to seek costly licenses from third parties to continue providing our offerings on terms that may not be economically feasible, re-engineer our technology, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Our storage, use, disclosure and other processing of personal data exposes us to risks of internal or external security incidents and breaches and could give rise to liabilities and/or damage to reputation.

The security of data when engaging in electronic commerce is essential to maintaining consumer confidence. Among other things, we may collect members’ credit card data, proof of identity and other Personal Identifiable Information (“PII”) as part of our business process. Additionally, we collect and process other personal information, such as the PII of our employees and contractors, and we process and maintain other confidential and proprietary information, such as our confidential and proprietary business information. Cyberattacks and other attempts to obtain unauthorized access to systems or data by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Because our members are generally high-income or high net-worth individuals, we may be particularly attractive as a target for cyberattacks and other attacks. Security incidents and breaches may also occur due to misuse or misappropriation of members’ PII by employees or third-party contractors. Additionally, we make use of third-party service providers to store and otherwise process data on our behalf, and they face similar risks of security incidents and breaches and may suffer from security vulnerabilities or malicious code and may introduce them to our systems. Any security incident, breach or other cyberattack, whether instigated internally or externally on our systems or third-party systems, or the perception that any such breach or incident has occurred, could significantly harm our reputation and therefore our business, brand, market share and results of operations. It is possible that computer circumvention capabilities, new discoveries or advances (e.g., Artificial Intelligence (“AI”)) or other developments, including our own acts or omissions, could result in a compromise of systems used in our business or a security incident or breach impacting member data or other data stored or processed by us or on our behalf. For example, malicious actors may attempt to fraudulently induce employees, contractors, travel service provider partners or consumers to disclose usernames, passwords or other sensitive information (“phishing”), which may in turn be used to access our information technology systems, defraud our partners or members, encrypt our systems so they cannot be used until we pay a ransom (“ransomware”) or use our processing power for the mining of cryptocurrencies (“cryptojacking”). Third parties may also attempt to take over members’ accounts by using passwords, usernames and other personal information obtained elsewhere (“social engineering”). We have experienced targeted and organized phishing and social engineering attacks and may experience more in the future. These risks are likely to increase as we expand our business and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations, each of which could result in lost business and have a material adverse effect on our business, reputation and results of operations.

Our existing security measures may not be successful in preventing security incidents or breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could gain unauthorized access to our systems and steal, modify, encrypt or otherwise render unavailable, destroy, disclose or otherwise without authorization process member information, transaction data or other information. In the last several years, major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers’ or employees’ PII, and it is expected that these types of events will continue to occur. It is virtually impossible for us to eliminate these risks, particularly as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers have warned of potential increases in cyberattack activity in connection with Russia’s activities in Ukraine. Additionally, the security risks we and our third-party service providers face are heightened by many of our respective employees and service providers working remotely. Security incidents or breaches, including ransomware attacks and other cyberattacks and attacks introducing other types of malicious code, could result in severe disruptions of and damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss or other unauthorized processing of member, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Cybersecurity incidents or breaches, or the perception that any of these has occurred, could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory investigations and other proceedings, penalties and sanctions or cause consumers to lose confidence in our security and not use our services, any of which may have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits which may not be adequate to reimburse us for all losses caused by security incidents or breaches.

We also face risks associated with security incidents and breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could negatively affect consumers’ willingness to provide private information or affect online commercial transactions generally. Additionally, our members could be affected by security incidents and breaches at third parties such as travel service providers. A security incident or breach impacting any such third party could be perceived by consumers as a security breach or incident impacting our systems and could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

If we fail to comply with federal, state and foreign laws and regulations relating to privacy, data protection and information security, we may face potentially significant liability, negative publicity and an erosion of trust, and increased regulation could materially adversely affect our business, results of operations and financial condition.

In our processing of travel transactions and information about members and their stays, we receive and store data, including personal data and other data relating to individuals. Numerous federal, state, local and international laws and regulations relate to privacy, data protection, information security and the storing, sharing, use, transfer, disclosure protection and other processing of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules. These laws and regulations relating to privacy, data protection and information security are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the General Data Protection Regulation (the “GDPR”) promulgated by the European Union (the “EU”) provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The Court of Justice of the European Union (“the CJEU”) decision to not recognize the U.S. – EU Privacy Shield and other future legal challenges also could result in Inspirato being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations or could limit our ability to collect or process personal information in Europe or other regions, may necessitate additional contractual negotiations and may serve as a basis for our personal data handling practices, or those of our service providers or other third parties we work with, to be challenged. Any of these or other changes or developments impacting cross-border data transfers could disrupt our business and otherwise adversely impact our business, financial condition and operating results.

The number of data protection laws globally is rising as more jurisdictions explore new or updated comprehensive data protection regimes or propose or enact other laws or regulations addressing local storage of data or other matters.

In the U.S., the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information and to opt-out of certain sales of personal information. The California Privacy Rights Act (the “CPRA”), which became effective January 1, 2023, significantly modifies the CCPA and further aligns California privacy laws with the GDPR.

Similar legislation has been proposed or adopted in other states. For example, Virginia, Colorado, Utah, and Connecticut have all enacted omnibus privacy legislation that went into effect in 2023. These state laws in Virginia, Colorado, Utah and Connecticut share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of the CCPA, the CPRA and these other state laws and regulations, as well as their enforcement, remain unclear. Additionally, the U.S. federal government is contemplating data security and privacy legislation.

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

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members or other third parties, applicable laws or regulations or any of our other legal obligations could materially adversely affect our business.

Additionally, if third parties we work with, such as subprocessors, vendors or developers, violate applicable laws or regulations, contractual obligations or our policies, or if it is perceived that such violations have occurred, such actual or perceived violations may also have an adverse effect on our business. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure or other processing of data, or regarding the manner in which the express or implied consent of users for the collection, use, retention, disclosure or other processing of data is obtained, could increase our costs and require us to modify our business practices.

Cybersecurity incidents could have adverse effects on our business.

We have implemented enhanced security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future. Our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Security measures implemented by our service providers or other third parties or their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data could impact our information systems and records or those of our service providers or other third parties. Security measures, no matter how well designed or implemented, may only mitigate and not fully eliminate risks, and security events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems increases our exposure to potential cybersecurity incidents. Any significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of member or our data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation.

Depending on the nature and scope of the event, compromises in the security of our information systems or those of our service providers or other third parties or other future disruptions or compromises of data or systems, could lead to future interruptions in, or other adverse effects on, the operation of our systems or those of our service providers or other third parties. This could result in operational interruptions and/or outages and a loss of profits, as well as negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our loyalty program, litigation, diminished satisfaction, and/or retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These cybersecurity processes, technologies, and controls to assess, identify, and manage material risks have been incorporated into our operations.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, and claims we undertake the below listed activities:

●	Monitor emerging cybersecurity and data protection laws and implement changes to our processes to comply;
●	Conduct periodic customer data handling and use requirement training for our employees;
●	Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
●	Conduct regular phishing email simulations for all employees;
●	Carry cyber liability insurance that provides resources and protection against potential losses arising from a cybersecurity incident; and
●	Maintain a Technical Review Committee which evaluates all third-party technology partners, including their security posture and controls, before we engage with them.

Our incident response plan coordinates the activities that we and our cyber liability insurance carrier and associated services e.g., incident response team, breach coach, forensics, etc. take to prepare, respond, and recover from cybersecurity incidents, which include processes to assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

We describe whether and how risks from identified cybersecurity threats have or that are reasonably likely to affect our financial position, results of operations and cash flows, included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

We have a cross-functional management team to participate in our “Cybersecurity Risk Committee” (the “Committee”), comprised of Legal, Cybersecurity Operations, Risk Management, Finance and Accounting and Information Technology. The Committee is responsible for assessing and managing all aspects of our Cybersecurity Program, including the evaluation of various cybersecurity risks and the continued enhancement of our processes and procedures to manage these risks and respond to any confirmed cyberattacks. The Committee also works with various third-party cybersecurity experts to ensure industry best practices. The Committee reports regularly to the Audit Committee of the Board, covering current and future planned processes in place to prevent, detect, mitigate and remediate any cybersecurity incidents.

Item 2. Properties

We are headquartered in Denver, Colorado, where we have lease commitments for approximately 44,715 square feet. We have taken measures to improve the efficiency standards of our corporate office, including reducing waste, water, and power.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. Except as described below, we are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock has been listed on the NASDAQ Global Select Market under the symbol “ISPO”. There is no public market for our Class B or Class V Common Stock.

Holders of Record

As of March 8, 2024, there were approximately 35 holders of record of our Class A Common Stock, par value $0.0001 per share, 35 holders of record of our Class V common stock, par value $0.0001 per share (“Class V Common Stock”), 1 holder of record of our Warrants and no holders of record of our Class B Non-Voting common stock, par value $0.0001 per share (“Class B Non-Voting Common Stock”). These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees.

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

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the S&P 500 Index (S&P 500) and the S&P 500 Information Technology Index (S&P 500 IT). The graph assumes $100 was invested at the market close on February 11, 2022, which was the first day our Class A Common Stock began trading (which, prior to the Closing were shares of Class A common stock of Thayer). Data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on February 11, 2022 of $191.00 per share as the initial value of our Class A Common Stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2022 and 2023 items and year-to-year comparisons between 2022 and 2023. Discussions of 2021 items and year-to-year comparisons between 2021 and 2022 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

OVERVIEW

Inspirato Incorporated and its subsidiaries (collectively the “Company”, “Inspirato”, “we”, or “our”) is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners and custom travel experiences.

For travelers, we offer access to a diverse portfolio of vacation options that includes approximately 450 private luxury vacation homes available to our customers, and accommodations at over 250 luxury hotel and resort partners in over 180 destinations around the world as of December 31, 2023. Our portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

Our Loyalty Program

In August of 2023, we launched Inspirato Rewards (“Rewards”), our member loyalty program that supports our diverse portfolio of curated luxury vacation options for members with at least one active paid member subscription (“Subscription”). Rewards is designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earn one of the three Rewards statuses may earn, depending on their status, extra savings on Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complementary nights, among other benefits.

Capital One Ventures Investment and Strategic Partnership

In August of 2023, we entered into the Investment Agreement with an affiliate of Capital One, providing for a $25.0 million strategic investment by Capital One in the Company through the private placement of an 8% Senior Secured Convertible Note due 2028 (the “Note”). On September 29, 2023, we sold and issued the Note. The total net proceeds from this offering were approximately $23.1 million, after deducting $1.9 million of debt issuance costs.

The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter and is payable at the election of the Company in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

The Note is currently convertible at a conversion price of $30 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets. For risks related to the Note with Capital One see “Risk Factors” in Item 1A. of this report.

Additionally, our strategic partnership with Capital One is expected to provide us with a long-term partner with the ability to deliver increased demand for travel services as well as highly-qualified lead generation opportunities for our Club and Pass subscription offerings, while providing Capital One a highly differentiated and exclusive luxury travel benefit for its consumers.

Reverse Stock Split

On September 26, 2023, our stockholders approved a proposal to adopt a series of alternative amendments to our certificate of incorporation to effect the Reverse Stock Split (as defined in Note 1 to our Consolidated Financial Statements). Our Board subsequently approved a final reverse stock split ratio of 1-for-20 of our Class A Common Stock, Class B Non-Voting Common Stock and Class V Common Stock. The Reverse Stock Split became effective as of October 16, 2023 (the “Effective Time”). Immediately after the Reverse Stock Split, each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares.

As of the Effective Time, proportional adjustments were also made to the number of shares of Class A Common Stock issuable pursuant to the Company’s outstanding warrants, Note, and equity awards, as well as the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive and employee stock purchase plans. The exercise prices, conversion prices and stock price targets of outstanding warrants, Note and equity awards were also proportionately adjusted, as applicable. Accordingly, (i) with respect to the Company’s publicly traded warrants trading under the symbol “ISPOW,” each 20 warrants outstanding immediately prior to the Reverse Stock Split are now exercisable for one share of Class A Common Stock at an exercise price of $230.00 per share, which is 20 times $11.50, the exercise price per share in effect prior to the Effective Time and (ii) with respect to the Note, the conversion price is now $30 per share, which is 20 times $1.50, the conversion price in effect prior to the Effective Time. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions

We define Active Subscriptions as Subscriptions that are paid in full, as well as those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of December 31, 2022 and 2023:

	December 31,
	2022	2023
Legacy	9,400	7,900
Pass	3,600	2,500
Club	3,100	3,400
Total Active Subscriptions	16,100	13,800

Legacy Subscriptions, an offering we no longer sell, had substantial enrollment fees and have annual dues that are lower than annualized dues for Club Subscriptions. Club and Pass Subscriptions are available through monthly, semi-annual, annual, and multi-year contracts. The majority of our Subscriptions are annual or multi-year contracts.

Subscription revenue is comprised of enrollment fees and recurring dues, net of discounts and travel incentives provided to members. We typically bill upfront for Club and Pass Subscriptions and subscription payments are non-refundable. Our subscription agreements typically auto-renew after the initial term. Our agreements are generally cancellable by providing 30 days’ notice. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Revenue is recognized ratably over the related contractual term, generally beginning on the date that our platform is made available to a member.

Our subscription revenue and operating results are impacted by our ability to attract and maintain members including through our Rewards program.

Average Daily Rates and Total Occupancy

Average daily rate (“ADR”) is defined as the total paid travel revenue, divided by total paid nights in leased residences or hotel rooms and suites. ADR does not include Pass nights utilized. Occupancy is defined as all paid, Pass, IFG, IFB, employee and complimentary nights in all at-risk properties divided by the total number of at-risk nights available. Net-rate hotel partners are excluded from Hotel Occupancy as these are dependent on the hotel having capacity for Inspirato requests.

We monitor (i) paid nights delivered as a percentage of total nights delivered, (ii) ADR and (iii) Occupancy for our residences and leased hotels as we bear the financial responsibility in these properties and can more closely control both the nightly rates and costs as compared to our net-rate hotel partners. Average rates at our hotel partners are typically lower than our residences, as our residences are typically larger and accommodate more guests than hotel rooms and suites.

The combination of ADR and Occupancy provides us insights regarding how effective we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Year ended December 31,
	2021	2022	2023
Residences
Paid Nights Delivered	61,100	67,800	61,400
Total Nights Delivered	94,800	114,900	111,600
Occupancy	88%	81%	72%
ADR	$1,557	$1,825	$1,825

Hotels
Paid Nights Delivered (1)	29,300	38,900	41,900
Total Nights Delivered (1)	48,200	72,700	73,400
Occupancy (2)	79%	79%	72%
ADR (2)	$962	$970	$935

Total
Paid Nights Delivered (1)	90,500	106,600	103,300
Total Nights Delivered (1)	143,000	187,600	185,000
Occupancy (2)	85%	80%	72%
ADR (2)	$1,364	$1,513	$1,464

(1)	Includes net-rate hotel nights.
(2)	Excludes net-rate hotel nights as we purchase individual nights but do not have a total number of nights obligation.

Travel revenue is generally recognized when travel occurs. Amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs. We derive our travel revenue by charging a nightly rate for stays at our portfolio of residence and hotels. For residence and hotel trips, a service charge is also included. Travel revenue also includes amounts collected from fees when a trip is cancelled. A portion of travel revenue comes from customers who do not have Subscriptions; these customers include IFG and IFB customers as well as individuals who receive trial subscriptions under promotions with partners, such as Exclusive Resorts. We also earn revenue from Inspirato Only experiences and Bespoke trips.

Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our members as well as the rates we charge for stays. Our revenue management team establishes nightly rates to optimize desired occupancy and revenue.

Other Factors Affecting Our Performance and Trends and Uncertainties

We believe that the growth and future success of our business depend on many factors, including those from the Key Business Factors discussed above. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

Cost and Expense Management

Cost of revenue includes costs directly related to delivering travel to our members as well as depreciation and amortization related to leasehold improvements and equipment at residences. These direct costs include payments for properties we lease, operating and maintenance costs of those properties, including on-site service personnel costs, costs paid to our hotel partners for member stays, and booking costs from Inspirato Only experiences and Bespoke trips. We generally expect cost of revenue to vary as a percentage of revenue from period to period based on the number of properties that we have under lease, and the mix of subscription and travel revenue that we earn. We expect cost of revenue to decrease in the near-term as we reduce our portfolio of properties.

Our operating results are impacted by our ability to manage these costs and expenses and achieve a balance between making investments to retain and grow members and driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by taking additional operational and portfolio optimization actions. We conducted a 12% workforce reduction in January of 2023 and a further 6% workforce reduction in July of 2023 in order to further manage costs.

Macroeconomic and Geopolitical Conditions

The travel industry is affected by economic cycles and trends. Travel is typically discretionary and may be affected by negative trends in the economy. Adverse macroeconomic and geopolitical conditions have impacted our business and may impact us in future periods. In recent periods, we have been affected by, among other things, the Russian invasion of Ukraine, the war between Israel and Hamas, inflation, labor shortages, fluctuations in fuel prices, changes in governmental regulations, safety concerns, foreign currency fluctuations, rising interest rates and reduced consumer confidence resulting in lower consumer spending.

Seasonality

Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. In a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. Our subscription services are seasonal to the extent that interest from potential new members tends to also follow travel revenue. However, revenues from existing members are not impacted by seasonality.

Our results, including total revenues, Adjusted EBITDA and Free Cash Flow (as defined below), are impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we are able to charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.

Results of operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2022 and 2023 (in thousands, other than percentages):

					Percent
			Amount of		change
	Year ended December 31,		increase		favorable
	2022	2023	(decrease)		(unfavorable)
Revenue	$345,530	$329,100	$(16,430)		(5)%
Cost of revenue	228,401	233,942	5,541		(2)%
Asset impairments	925	40,844	39,919		n/m
Gross margin	$116,204	$54,314	$(61,890)		(53)%
Gross margin percent	34%	17%	(17)	pp	(51)%

General and administrative (1)	$65,807	$72,117	$6,310		(10)%
Sales and marketing (1)	39,368	32,884	(6,484)		16%
Operations (1)	42,372	28,125	(14,247)		34%
Technology and development (1)	14,219	11,330	(2,889)		20%
Depreciation and amortization	3,191	3,773	582		(18)%
Interest, net	188	1,133	945		(503)%
(Gain) loss on fair value instruments	1,696	(2,368)	(4,064)		240%
Other (income) expense, net	(355)	457	812		(229)%
Loss and comprehensive loss before income taxes	(50,282)	(93,138)	(42,856)		(85)%
Income tax expense	799	721	(78)		10%
Net loss and comprehensive loss	$(51,081)	$(93,859)	$(42,778)		(84)%

n/m - non-meaningful

pp – percentage point

(1)	Note the balances presented for cost of revenue, general and administrative, sales and marketing, operations and technology and development for the year ended December 31, 2022 have been adjusted to reflect the current year’s presentation of the allocation of stock-based compensation. This change impacted gross margin for the year ended December 31, 2022. This change did not impact the loss before income taxes but, rather, was a reclassification between the financial statement line items. See the reclassification of prior year presentation footnote within Note 2 – Significant Accounting Policies in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Comparison of the years ended December 31, 2022 and 2023:

Revenue. Total revenue decreased $16.4 million from $345.5 million for the year ended December 31, 2022 to $329.1 million for the year ended December 31, 2023, a decrease of 5%. Disaggregated revenue for the years ended December 31, 2022 and 2023 is as follows (in thousands, other than percentages):

				Percent
			Amount of	change
	Year ended December 31,		increase	favorable
	2022	2023	(decrease)	(unfavorable)
Travel	$198,925	$190,271	$(8,654)	(4)%
Subscription	145,651	137,606	(8,045)	(6)%
Rewards and other revenue	954	1,223	269	28%
Total	$345,530	$329,100	$(16,430)	(5)%

Travel revenue decreased by $8.7 million from $198.9 million for the year ended December 31, 2022 to $190.3 million for the year ended December 31, 2023, a decrease of 4%, primarily as a result of a 3% decrease in paid nights delivered resulting in a $6.2 million decrease to travel revenue as well as a 1% decrease in the ADR recognized for those paid nights resulting in a $2.5 million decrease to travel revenue.

Subscription revenue decreased by $8.0 million from $145.7 million for the year ended December 31, 2022 to $137.6 million for the year ended December 31, 2023, a decrease of 6%, primarily as a result of decreases in Pass and Legacy Subscription revenue of $10.8 million and $3.6 million, respectively, partially offset by increases in IFG/IFB and Club Subscription revenue of $5.6 million and $1.3 million, respectively. The Pass and Legacy Subscription revenue decreases were driven primarily by a 31% and 16%, respectively, decrease in the number of Subscriptions, each of which was partially offset by an increase in the revenue recognized per Subscription. The number of Legacy Subscriptions will remain flat or decrease in future periods as we no longer offer Legacy Subscriptions. The Club Subscription revenue increase is primarily from a 10% increase in the number of Subscriptions partially offset by a decrease in the recognized revenue per Subscription. The $5.6 million increase in Subscription revenue from IFG/IFB are from the launch of the program in the third quarter of 2022 as compared to the full year of the program in 2023.

Rewards and other revenue increased by $0.3 million. The increase was primarily the result of estimated usage and breakage related to Rewards, our member loyalty program, which was launched in August of 2023.

Cost of revenue. Cost of revenue increased $5.5 from $228.4 million for the year ended December 31, 2022 to $233.9 million for the year ended December 31, 2023, an increase of 2%. This increase was primarily a result of net increases in lease costs of $7.5 million due to an increase in the number of property leases entered into prior to 2023 for which lease terms commenced during 2023, partially offset by decreases in booking fees of $5.9 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Additionally, depreciation expense included in cost of revenue increased $3.9 million from $2.2 million to $6.1 million.

Asset impairments. Asset impairments increased $39.9 million from $0.9 million for the year ended December 31, 2022 to $40.8 million for the year ended December 31, 2023. During the year ended December 31, 2023, we identified 63 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $40.5 million and property plant and equipment impairments of $0.3 million for the year ended December 31, 2023.

General and administrative. General and administrative expenses increased $6.3 million from $65.8 million for the year ended December 31, 2022 to $72.1 million for the year ended December 31, 2023, an increase of 10%. General and administrative headcount decreased due to the reductions in workforce in 2023 but the related cost savings were offset by severance charges of $2.9 million which were not incurred in the prior year. Equity-based compensation included in general and administrative increased $3.4 million from $6.2 million for the year ended December 31, 2022 to $9.6 million for the year ended December 31, 2023 due the acceleration of equity awards upon the departure of certain members of the executive management team and incremental equity grants. The remainder of the increase from the year ended December 31, 2022 to December 31, 2023 was due to increased professional service fees and compliance costs including increases in corporate insurance premiums.

Sales and marketing. Sales and marketing expenses decreased $6.5 million from $39.4 million for the year ended December 31, 2022 to $32.9 million for the year ended December 31, 2023, a decrease of 16%, primarily due to reduced spending on marketing of $8.3 million as part of our cost savings initiatives. This was partially offset by a net increase for salaries within sales and marketing of $1.1 million from the transfer of employees from operations to sales in May of 2023 which was partially offset by the reductions in workforce for 2023 as well. Additionally, equity-based compensation included in sales and marketing increased $0.7 million from $0.8 million for the year ended December 31, 2022 to $1.5 million for the year ended December 31, 2023 as additional awards were issued during the year ended December 31, 2023.

Operations. Operations expenses decreased $14.2 million from $42.4 million for the year ended December 31, 2022 to $28.1 million for the year ended December 31, 2023, a decrease of 34%, primarily due to a decrease in operations staff as a result of the reductions in workforce during 2023, as well as the transfer of employees from operations to sales in May of 2023.

Technology and development. Technology and development expenses decreased $2.9 million from $14.2 million for the year ended December 31, 2022 to $11.3 million for the year ended December 31, 2023, a decrease of 20%, primarily due to a decrease for salaries of $1.6 million as a result of the reductions in workforce during 2023. Additionally, we reduced software spend for the year ended December 31, 2023 by $1.3 million as compared to the year ended December 31, 2022.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million from $3.2 million for the year ended December 31, 2022 to $3.8 million for the year ended December 31, 2023, an increase of 18%, due to continued investment in the upkeep of our lease portfolio.

Interest, net. Interest expense, net increased $0.9 from $0.2 million for the year ended December 31, 2022 to $1.1 million for the year ended December 31, 2023, primarily due to debt issuance costs and interest expense of $2.4 million incurred in relation to the Note. The increase in interest expense was partially offset by an increase in interest income of $1.3 million primarily due to the Company’s receipt of interest on our cash investments.

(Gain) loss on fair value instruments. Gains and losses on fair value instruments changed from losses of $1.7 million for the year ended December 31, 2022 to gains of $2.4 million for the year ended December 31, 2023, a net change of $4.1 million. Warrant fair value loss was $1.7 million for the year ended December 31, 2022 and a $0.8 million gain for the year ended December 31, 2023, a change of $2.5 million. The fair value gain recognized on the Note was $1.6 million during the year ended December 31, 2023 and there were no debt fair value adjustments during the year ended December 31, 2022.

Income tax expense. Income tax expense decreased $0.1 million from $0.8 million for the year ended December 31, 2022 to $0.7 million for the year ended December 31, 2023, primarily due to reduced foreign income tax expense of $0.1 million for the year ended December 31, 2023. We continue to maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $36.6 million of cash and cash equivalents and $5.7 million of restricted cash. We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next twelve months.

Our principal sources of liquidity have historically consisted of cash flow from financing activities as well as operating activities, primarily from Subscription and travel revenue. On September 29, 2023, we sold and issued the Note maturing September 29, 2028 with net proceeds of approximately $23.1 million. We are in compliance with all covenants under the Note. For additional information on the Note, refer to “Overview—Capital One Ventures Strategic Partnership and Investment” above.

In July of 2022, we repaid all amounts drawn on our revolving credit facility. In March of 2023, the Company terminated the facility.

We have generally maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue related to travel and Subscriptions that are paid in advance but not yet taken or consumed. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, other initiatives including the success of Rewards and overall economic conditions.

The following table presents summarized information from our Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2023 (in thousands):

	Year ended December 31,
	2022	2023
Net cash used in operating activities	$(45,689)	$(51,393)
Net cash used in investing activities	(14,270)	(12,124)
Net cash provided by financing activities	58,945	23,844
Net decrease in cash and cash equivalents	$(1,014)	$(39,673)

Cash Flows

Comparison of the years ended December 31, 2022 and 2023

Cash flows used in operating activities. Cash used in operating activities increased from $45.7 million in 2022 to $51.4 million in 2023. This increase was primarily driven by a net loss of $93.9 million, decreases of $13.6 million in deferred revenue, a net decrease between lease liability and amortization of right-of-use assets of $2.2 million, and decreases in other working capital items of $7.0 million, partially offset by asset impairments totaling $40.8 million, equity-based compensation of $13.7 million, and depreciation and amortization of $10.6 million.

Cash flows used in investing activities. Cash used in investing activities decreased from $14.3 million in 2022 to $12.1 million in 2023. The decrease was driven by lower expenditures for property and equipment of $2.5 million partially offset by higher expenditures related to ongoing internal software development projects of $0.4 million.

Cash flows provided by financing activities. Cash provided by financing activities decreased from $58.9 million in 2022 to $23.8 million in 2023. The decrease was primarily due to the proceeds received as a result of the one-time reverse recapitalization during 2022 and was partially offset by the proceeds from the Note in 2023.

Use of Cash and Contractual Obligations

We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to potential future issuances of debt or equity. Our primary uses of cash are for operating expenses, lease payments and capital expenditures.

Our future commitments consist of obligations under the Note (including principal and coupon interest) and operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process whereby we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. See Note 9 – Leases in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Future minimum annual commitments under these operating leases as of December 31, 2023 are as follows (in thousands):

Years ending	December 31,
2024	$79,749
2025	64,655
2026	47,853
2027	35,770
2028	27,477
2029 and thereafter	70,703
Total minimum lease payments	$326,207

As of December 31, 2023, the Company was party to 21 leases that had not yet commenced. Future payments under these leases were $28.1 million at December 31, 2023.

The $25 million Note is an unsubordinated secured obligation of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and is payable at the election of the Company in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

Our revolving credit facility had no amounts drawn as of December 31, 2022. The Company was not in compliance with the covenants under the facility at December 31, 2022 and had not been in compliance since May of 2022. The Company repaid all amounts borrowed under the facility in July of 2022 and terminated the facility in March of 2023.

Non-GAAP Financial Metrics

In addition to our results determined in accordance with GAAP, we use Adjusted Net Loss, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.

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

Adjusted Net Loss

We define Adjusted Net Loss as net loss and comprehensive loss less fair value gains and losses on financial instruments and asset impairments.

The above items are excluded from Adjusted Net Loss because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table presents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted Net Loss (in thousands):

	Year ended December 31,
	2022	2023
Net loss and comprehensive loss	$(51,081)	$(93,859)
Asset impairments	925	40,844
(Gain) loss on fair value instruments	1,696	(2,368)
Adjusted Net Loss	$(48,460)	$(55,383)

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss and comprehensive loss less interest, income taxes, depreciation and amortization, equity-based compensation expense, fair value gains and losses on financial instruments, asset impairments and public company readiness expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Year ended December 31,
	2022	2023
Net loss and comprehensive loss	$(51,081)	$(93,859)
Interest, net	188	1,133
Income tax expense	799	721
Depreciation and amortization	5,436	10,553
Equity-based compensation	8,802	13,652
(Gain) loss on fair value instruments	1,696	(2,368)
Asset impairments	925	40,844
Public company readiness costs	1,092	—
Adjusted EBITDA	$(32,143)	$(29,324)
Adjusted EBITDA Margin (1)	(9.3)%	(8.9)%
(1)	We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment and development of internal-use software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and development of internal-use software, that can be used for strategic initiatives, if any.

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Year ended December 31,
	2022	2023
Net cash used in operating activities	$(45,689)	$(51,393)
Development of internal-use software	(5,420)	(5,819)
Purchase of property and equipment	(8,850)	(6,305)
Free Cash Flow	$(59,959)	$(63,517)

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition. We believe that of our significant accounting policies, which are described in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the following accounting estimates involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations and cash flows.

Revenue Recognition - Loyalty Program

In August of 2023, we implemented a member loyalty program, Rewards. Rewards members accumulate rewards based on their activity with us. Members who earn one of the three Rewards statuses may be entitled to, depending on their status, extra savings on Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complementary nights, among other benefits, which provide them with a material right to free or discounted goods or services in the future. As of December 31, 2023, our total Rewards deferred revenue was $10.7 million.

When members spend with Inspirato, we defer a portion of the members’ total spend to Rewards, representing the deferred revenue value of the program’s separate performance obligation. To determine the amount of deferral necessary from members’ spend, we determine the standalone selling price of the identified performance obligations related to Rewards based on the aggregate estimated value of usage of individual benefits within the program in relation to total member spend. Revenues related to Rewards are then recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). These inputs towards the Rewards deferral require us to forecast future spend for our members, usage of each of the earned performance obligations and the standalone value of each of the identified performance obligations which, especially in the first year of the program, as there is limited historical information, require management’s estimation. Any changes in the assumptions outlined above would impact the allocation of consideration received from our members and the resulting timing of when revenues from each of the specific performance obligations would be recognized.

For the year ended December 31, 2023, holding other factors constant, a 10% change in our estimated future spend for each member would have resulted in a change to Rewards revenue of approximately $1.1 million, or less than a one percent change in revenue for the year ended December 31, 2023.

Intangible and Tangible Asset Impairment Assessment

Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. We have determined that we have one reporting unit. The impairment test requires that we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we then perform a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, we would compare the estimated fair value of each reporting unit to its carrying value. For the year ended December 31, 2023, we could not conclude qualitatively that the fair value of goodwill is greater than its carrying value and, as such, we utilized a quantitative test and determined that no goodwill impairment charges were necessary.

For our other finite-lived, long-term assets, our property, plant and equipment and operating lease right-of-use (“ROU”) assets, an impairment assessment is necessary when facts and circumstances indicate that the carrying values of such assets may not be recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities which, for us, is generally at a property level. When evaluating a selected property for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows associated with each asset are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is amortized over the asset's remaining useful life. We utilized a quantitative test for the year ended December 31, 2023 and determined that an impairment of the Company’s ROU assets was necessary and a $40.5 million impairment charge was recorded.

Our impairment calculations, when utilized, contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include projected revenue growth and operating expenses, as well as forecasting asset useful lives and, when utilizing a discounted cash flow, selecting an appropriate discount rate. For the Company’s properties, estimates of revenue growth and operating expenses are based on internal projections and consider the property’s historical performance, the local market economics and the business environment impacting the property’s performance. The fair value of a property’s ROU asset is estimated using the property’s expected future net cash flows excluding the property’s lease payments. When a discount rate is utilized, the discount rate is selected based on what we believe a buyer would assume when determining the purchase price of the property. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

If actual forecasted income varies materially from those utilized in the impairment assessments above, the amount of calculated impairment could be more or less depending on the direction of the adjustments necessary. There can be no assurance that the projections utilized will not materially change in the future given the inherent difficulty in forecasting future revenues and costs, especially at the specific property-level when utilized; however, the estimates utilized were the best available at the time the financial statements were issued.

Valuation of Note

As we have elected to carry our Note at fair value on a quarterly basis, we calculate the fair value of our Note, adjust its valuation on the Consolidated Balance Sheets and record the complementary fair value adjustment to (gain) loss on fair value instruments within our Consolidated Statements of Operations. As of December 31, 2023, the fair value of the note was $23.9 million and, as the Note was signed on August 7, 2023, there was no value of the note as of December, 31, 2022. As a result of the fair value adjustment, we recorded a gain of $1.6 million to (gain) loss on fair value instruments within our Consolidated Statements of Operations for the year ended December 31, 2023.

In calculating the fair value of the Note, we utilize a binomial lattice model where we consider both the debt and stock features of the Note. In reviewing the debt features of the Note, we considered our scheduled coupon and principal payments and compared them to those of instruments currently outstanding in the market of companies with similar credit ratings as well as the risk-free rate. In considering the stock features of the Note, we considered the value and volatility of our own stock, in addition to considering volatility of similar instruments in the marketplace as well as the conversion feature of the Note which is discounted at the risk-free rate. These inputs to the binomial lattice model are subjective and our ability to properly assess these inputs could have a material impact on the ultimate valuation of the Note.

If our calculated fair value of our note differs materially from the actual fair value, the Company could have a materially different fair value of our Note on our Consolidated Balance Sheets with an equal offset against (gain) loss on fair value instruments within the Company’s Consolidated Statements of Operations for the year ended December 31, 2023.

Incremental Borrowing Rate

On a quarterly basis we calculate our incremental borrowing rate (“IBR”) as none of our leases provide an implicit rate of return. The Company’s IBR is utilized as the discount rate when calculating our initial lease liabilities, modifications to our lease liabilities and complementary right-of-use assets leases greater than one year.

The IBR is calculated for leases based on their term length and risk profile. The Company considers both the risk-free rate as well as the associated debt rates for companies with a similar credit profile as ours as well as the term of the complementary note of each rate. We also consider company-specific risk factors such as our asset risks, foreign currency risks and locational risks when assessing the IBR for one of our managed and controlled vacation homes.

If our actual IBR varies materially from those utilized, the Company could have materially different balances for the capitalized ROU assets and complementary lease liabilities for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

For further information on recently adopted accounting pronouncements, see Note 2 within our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to interest rates and foreign currency risks.

Interest Rate Risk

Changes in interest rates affect the interest earned on total cash and cash equivalents as well as interest paid on debt.

We have not been exposed to, nor anticipate exposure to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on our Consolidated Financial Statements as of December 31, 2023. Our revolving credit facility was terminated in March of 2023.

As of December 31, 2023, there was $25.0 million aggregate principal amount of the Note outstanding. We have elected to carry the Note at fair value. The fair value of the Note changes when the market price of our stock fluctuates or interest rates change.

Foreign Currency Risk

We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. In the year ended December 31, 2023, our operating expenditures denominated in foreign currencies were approximately $27.1 million, primarily in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would have a $2.7 million impact to our Consolidated Financial Statements for the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Inspirato Incorporated
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inspirato Incorporated (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2021.

Denver, Colorado
March 12, 2024

INSPIRATO INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2022	2023
Assets
Current assets
Cash and cash equivalents	$80,278	$36,566
Restricted cash	1,661	5,700
Accounts receivable, net	3,140	3,306
Accounts receivable, net – related parties	663	842
Prepaid member travel	19,915	20,547
Prepaid expenses	10,922	6,135
Other current assets	302	1,744
Total current assets	116,881	74,840
Property and equipment, net	18,298	19,504
Goodwill	21,233	21,233
Right-of-use assets	271,702	209,702
Other noncurrent assets	2,253	5,448
Total assets	$430,367	$330,727

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$36,086	$22,748
Deferred revenue	167,733	160,493
Lease liabilities	74,299	61,953
Total current liabilities	278,118	245,194
Deferred revenue, noncurrent	18,321	17,026
Lease liabilities, noncurrent	208,159	196,875
Convertible note	—	23,854
Warrants	759	48
Other noncurrent liabilities	—	2,428
Total liabilities	505,357	485,425

Commitments and contingencies (Note 16)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 50,000 shares authorized, 3,136 and 3,537 shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively	6	7
Class B common stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of December 31, 2023	—	—
Class V common stock, $0.0001 par value, 25,000 shares authorized, 3,068 and 2,907 shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and December 31, 2023	—	—
Additional paid-in capital	245,652	255,527
Accumulated deficit	(233,931)	(285,782)
Total equity (deficit) excluding noncontrolling interest	11,733	(30,242)
Noncontrolling interests	(86,723)	(124,456)
Total equity (deficit)	(74,990)	(154,698)
Total liabilities and equity (deficit)	$430,367	$330,727

The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2022	2023
Revenue	$234,747	$345,530	$329,100
Cost of revenue (including depreciation of $1,656, $2,245 and $6,090 in 2021, 2022 and 2023, respectively)	152,747	228,401	233,942
Asset impairments	—	925	40,844
Gross margin	82,000	116,204	54,314
General and administrative (including depreciation of $0, $0 and $690 in 2021, 2022 and 2023, respectively)	49,786	65,807	72,117
Sales and marketing	28,011	39,368	32,884
Operations	27,303	42,372	28,125
Technology and development	4,926	14,219	11,330
Depreciation and amortization	2,619	3,191	3,773
Interest, net	635	188	1,133
(Gain) loss on fair value instruments	456	1,696	(2,368)
Gain on forgiveness of debt	(9,518)	—	—
Other (income) expense, net	—	(355)	457
Loss and comprehensive loss before income taxes	(22,218)	(50,282)	(93,138)
Income tax expense	—	799	721
Net loss and comprehensive loss	(22,218)	(51,081)	(93,859)
Net loss and comprehensive loss attributable to noncontrolling interests	—	27,024	42,104
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(22,218)	$(24,057)	$(51,755)

Loss Attributable to Inspirato Incorporated per Class A Share
Basic and diluted weighted average Class A shares outstanding	5,276	2,616	3,380
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(4.21)	$(9.20)	$(15.31)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands)

							Additional
	Common Units		Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Units	Value	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance—January 1, 2021	5,277	$—	—	$—	—	$—	$24,267	$(187,472)	$—	$(163,205)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(22,218)	—	(22,218)
Equity-based compensation	—	—	—	—	—	—	3,258	—	—	3,258
Redeemed units	(36)	—	—	—	—	—	(7,258)	—	—	(7,258)
Issuance of common units upon exercise of unit option awards, net of shares withheld for income taxes	1	—	—	—	—	—	(148)	—	—	(148)
Distributions	—	—	—	—	—	—	(120)	—	—	(120)
Balance—December 31, 2021	5,242	—	—	—	—	—	19,999	(209,690)	—	(189,691)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(24,057)	(27,024)	(51,081)
Equity-based compensation	—	—	—	—	—	—	8,802	—	—	8,802
Issuance of common stock	—	—	24	—	—	—	5,000	—	—	5,000
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(5,242)	—	2,342	4	3,489	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	254	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	95	—	—	—	1,225	—	—	1,225
Issuance of Class A shares upon conversion of Class V shares	—	—	421	1	(421)	(1)	(4,957)	—	4,957	—
Distributions	—	—	—	—	—	—	—	(184)	—	(184)
Balance—December 31, 2022	—	—	3,136	6	3,068	6	245,652	(233,931)	(86,723)	(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(51,755)	(42,104)	(93,859)
Equity-based compensation	—	—	—	—	—	—	13,652	—	—	13,652
Issuance of common stock upon exercise of unit option awards, net of shares withheld for income taxes	—	—	36	—	—	—	598	—	—	598
Issuance of common stock through employee stock purchase plan	—	—	30	—	—	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	—	—	174	—	—	—	—	—	—	—
Issuance of Class A shares upon conversion of Class V shares	—	—	161	1	(161)	—	(4,480)	—	4,479	—
Balance—December 31, 2023	—	$—	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net loss	$(22,218)	$(51,081)	$(93,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,275	5,436	10,553
Note financing costs included in interest expense, net	—	—	1,859
Loss on disposal of fixed assets	—	207	685
(Gain) loss on fair value instruments	456	1,696	(2,368)
Gain on forgiveness of debt	(9,518)	—	—
Asset impairments	—	925	40,844
Equity‑based compensation	3,258	8,802	13,652
Amortization of right-of-use assets	—	88,098	87,623
Changes in operating assets and liabilities:
Accounts receivable, net	589	(751)	(370)
Accounts receivable, net – related parties	118	(277)	(179)
Prepaid member travel	(5,379)	930	432
Prepaid expenses	(4,990)	(4,577)	1,421
Other assets	191	(725)	(1,955)
Accounts payable and accrued liabilities	20,042	(4,078)	(6,123)
Deferred revenue	42,301	(5,209)	(13,614)
Lease liabilities	—	(85,085)	(89,775)
Deferred rent	(370)	—	—
Other liabilities	—	—	(219)
Net cash provided by (used in) operating activities	28,755	(45,689)	(51,393)

Cash flows from investing activities:
Development of internal-use software	(1,052)	(5,420)	(5,819)
Purchase of property and equipment	(2,964)	(8,850)	(6,305)
Net cash used in investing activities	(4,016)	(14,270)	(12,124)

Cash flows from financing activities:
Repayments of debt	(765)	(27,267)	—
Proceeds from debt	—	14,000	25,000
Payments of financing costs for Note	—	—	(1,859)
Common unit redemptions	(7,258)	—	—
Preferred unit redemptions	(496)	—	—
Proceeds from reverse recapitalization	—	90,070	—
Payments of reverse recapitalization costs	—	(23,899)	—
Proceeds from issuance of Class A common stock	—	5,000	105
Payments of employee taxes for share based awards	(148)	(669)	(178)
Proceeds from option exercises	—	1,894	776
Distributions	(120)	(184)	—
Net cash provided by (used in) financing activities	(8,787)	58,945	23,844

Net increase (decrease) in cash, cash equivalents and restricted cash	15,952	(1,014)	(39,673)
Cash, cash equivalents and restricted cash – beginning of year	67,001	82,953	81,939
Cash, cash equivalents and restricted cash – end of year	$82,953	$81,939	$42,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

Inspirato Incorporated and its subsidiaries (the “Company”, also referred to as “Inspirato”) is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners and custom travel experiences.

For travelers, the Company offers access to a diverse portfolio of curated luxury vacation options that includes approximately 450 private luxury vacation homes available to the Company’s customers and accommodations at over 250 luxury hotel and resort partners in the Company’s over 180 destinations around the world as of December 31, 2023. The Company’s portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

The Company was initially incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”), a special purpose acquisition company. On February 11, 2022 (the “Closing Date”), the Company and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (together the “Business Combination Agreement”) whereby a subsidiary of the Company merged with and into Inspirato LLC (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of the Company. The Company changed its name to “Inspirato Incorporated” upon closing of the Business Combination (the “Closing”). The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the Consolidated Financial Statements presented herein represent the operating results of Inspirato LLC before and after the Business Combination. For additional information see Note 3 – Reverse Recapitalization.

As of December 31, 2023, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties located. These entities typically lease local properties.

Reverse Stock Split

On September 26, 2023, the Company’s stockholders approved a proposal to adopt a series of alternative amendments to the Company’s certificate of incorporation to effect a reverse stock split (as defined below). The Company’s Board subsequently approved a final reverse stock split ratio of 1-for-20 of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), Class B Non-Voting common stock, par value $0.0001 per share (“Class B Non-Voting Common Stock”) and Class V common stock, par value $0.0001 per share (“Class V Common Stock”) (collectively, the “Reverse Stock Split”). The Reverse Stock Split became effective as of October 16, 2023 (the “Effective Time”). No fractional shares of Common Stock were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have received a fractional share of Common Stock pursuant to the Reverse Stock Split received cash in lieu of the fractional share, with reference to the closing trading price of the Company’s Class A Common Stock on the trading day immediately preceding the Effective Time (as adjusted to give effect to the reverse stock split), without interest.

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

(2) Significant Accounting Policies

(a) Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Consolidated Financial Statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.

For the year ended December 31, 2021, the Consolidated Financial Statements present the consolidated results of operations, comprehensive loss, cash flows and changes in equity of Inspirato LLC.

(b) Reclassification of Prior Year Presentation

Reclassifications of previously reported amounts have been made to conform to the current year’s presentation where accounts payable and accrued liabilities, which had been previously reported separately, have been combined within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. This reclassification did not impact previously reported amounts on the Company’s audited Consolidated Statements of Operations or Consolidated Statements of Equity.

To conform with the current year’s presentation where equity-based compensation reported is allocated between the applicable financial statement line items within the Consolidated Statements of Operations, the Company reclassified $0.7 million and $2.6 million of equity-based compensation expense for the years ended December 31, 2021 and 2022, respectively, out of general and administrative and into cost of revenue, sales and marketing, operations, and technology and development. This adjustment did not impact the Company’s gross margin or net loss presented within the Consolidated Statements of Operations for the year ended December 31, 2021. This adjustment impacted gross margin presented within the Consolidated Statements of Operations for the year ended December 31, 2022. This adjustment did not impact previously reported amounts on the Company’s audited Consolidated Balance Sheets, Consolidated Statements of Equity or Consolidated Statements of Cash Flows. See the table below for a reconciliation of previously reported balances to the adjusted balances for this year’s presentation within the Consolidated Statements of Operations (in thousands):

	Previously Reported		Adjustment		Adjusted Presentation
	For the year ended December 31,		For the year ended December 31,		For the year ended December 31,
	2021	2022	2021	2022	2021	2022
Cost of revenue	$152,747	$228,362	$—	$39	$152,747	$228,401
General and administrative	$50,477	$68,383	$(691)	$(2,576)	$49,786	$65,807
Sales and marketing	$27,821	$38,540	$190	$828	$28,011	$39,368
Operations	$26,814	$41,267	$489	$1,105	$27,303	$42,372
Technology and development	$4,914	$13,615	$12	$604	$4,926	$14,219

To conform with the current year’s presentation where asset impairments are separately stated from cost of revenue within the Consolidated Statements of Operations, the Company reclassified the $0.9 million asset impairment out of cost of revenue during the year ended December 31, 2022, resulting in a change in cost of revenue from $229.3 million to $228.4 million, and into asset impairment. No adjustment was necessary for the year ended December 31, 2021 as there were no asset impairments. This adjustment did not impact the Company’s gross margin or net loss presented for the year ended December 31, 2022 nor did it impact previously reported amounts on the Company’s audited Consolidated Balance Sheets, Consolidated Statements of Equity or Consolidated Statements of Cash Flows.

(c) Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the accompanying notes. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in highly liquid investments purchased with an original maturity of three months or less. Cash balances held in banks exceed the federal depository insurance limit. The Company’s cash is only insured up to the federal depository insurance limit. A significant portion of the Company’s cash balances are held at a single banking institution.

Amounts in transit from credit card processors are also considered cash equivalents as they generally settle to cash within two to five days of the sales transaction.

(e) Restricted Cash

The Company classifies deposits as required to be maintained by its credit card and ACH processors as restricted cash.

(f) Accounts Receivable

Accounts receivables are recorded at the original invoiced amounts, net of a reserve for credit losses. The reserve for credit losses is estimated based on historical collectivity, aging of receivables, macroeconomic trends and other factors that may impact the Company’s ability to collect against those receivables. As of both December 31, 2022 and 2023, the Company’s reserve for credit losses was $0.8 million.

(g) Property and Equipment

Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets are depreciated over their estimated useful lives ranging from three to five years to depreciation and amortization within the Consolidated Statements of Operations. The cost of leasehold improvements is depreciated over the lesser of the remaining term of the associated leases or the estimated useful lives of the assets to cost of revenue within the Consolidated Statements of Operations. Capitalized purchased software costs are depreciated over three years to general and administrative within the Company’s Consolidated Statements of Operations. Costs of maintenance and repairs are charged to their respective expense line item within the Consolidated Statements of Operations when incurred.

Direct costs incurred in the development of internal-use software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years within depreciation and amortization on the Consolidated Statements of Operations.

The Company's cloud computing arrangements include software licenses purchased from external vendors. Implementation costs incurred during the application development stage and other costs meeting certain criteria are capitalized. These assets are included in other noncurrent assets on the Company’s Consolidated Balance Sheets and amortized on a straight-line basis over their assessed useful lives.

The carrying amounts of the Company’s long-lived assets, including lease right-of-use assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. The recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life.

There were no property and equipment impairments during the years ended December 31, 2021 and 2022 and there were $0.3 million in property and equipment impairments during the year ended December 31, 2023, which were recorded to asset impairments within the Company’s Consolidated Statements of Operations.

(h) Leases

The Company is party to operating lease agreements for its vacation homes, certain hotels and corporate offices. Operating lease assets are included within right-of-use (“ROU”) assets and the corresponding operating lease liabilities are included within lease liabilities and lease liabilities, noncurrent on the Company’s Consolidated Balance Sheets. The Company has elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the later of ASC 842 adoption date or lease commencement date. Because none of the Company’s leases provide an implicit rate of return, the Company used the Company’s incremental borrowing rate based on the information available at adoption date or lease commencement date in determining the present value of lease payments. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s current classes of leases.

During the years ended December 31, 2021, 2022 and 2023, the Company recognized $0.0 million, $0.9 million and $40.5 million of impairment expense within the Company’s Consolidated Statements of Operations related to ROU assets with carrying values in excess of their recoverable values. The recoverability of these ROU assets is assessed by comparing the carrying amount of each asset to the future net undiscounted cash flows the asset is expected to generate over its remaining life.

(i) Goodwill

Goodwill arose from the acquisition of certain assets of Portico Club, LLC (“Portico”) on December 16, 2013. Goodwill was recorded based on management’s best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Goodwill is not amortized, but rather is assessed annually for impairment on December 1 and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company has determined that the Company has one reporting unit. The test for impairment requires that the Company first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs a quantitative impairment test. Otherwise, the quantitative impairment test is not required. The Company performed its annual qualitative assessment and determined based on that assessment that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, and as such, determined that no goodwill impairment charges were necessary. No goodwill impairment charges were recognized during the years ended December 31, 2021, 2022 or 2023.

(j) Revenue

The Company’s revenue is reported net of discounts and incentives as a reduction of the transaction price. Some of the Company’s contracts with members contain multiple performance obligations. For member contracts that include multiple performance obligations, the Company accounts for individual performance obligations as if they are distinct. The transaction price is then allocated to each performance obligation based on its standalone selling price. The Company generally determines the standalone selling price based on the prices charged to members.

Subscription Revenue

The Company’s contracts with members grant access to book the Company’s residences and other privileges that vary based on the type of active paid member subscription (“Subscription”). The Company’s predominant subscription offerings include Inspirato Club and Inspirato Pass Subscriptions. Inspirato Club Subscriptions grant access to the Company’s portfolio. In addition to Inspirato Club Subscription benefits, Inspirato Pass Subscriptions include the ability to book certain stays without paying additional nightly rates, taxes or fees. Subscriptions generally include an enrollment fee and monthly, semi-annual, annual, or multi-year fees, which are generally paid upfront and are recorded as deferred revenue on the Consolidated Balance Sheets. The Company has an unconditional right to these fees in its contracts with members for a Subscription as the Company provides the right to book to its members. Thus, the Company recognizes Subscription fee revenue over the respective contract period.

New Legacy subscriptions are no longer sold, however, members who purchased a legacy subscription paid a substantial upfront payment to join the club and, on an ongoing basis, are charged dues which allow members continued access to the Company’s portfolio, similar to Inspirato Club members. Legacy dues are recognized to revenue within the Company’s Consolidated Statements of Operations. The initial upfront Legacy payments made were deferred and are recognized to revenue over 5 years, the expected Legacy customer’s time within the club, within the Company’s Consolidated Statements of Operations. From those payments, $4.2 million and $1.0 million remain within deferred revenue on the Consolidated Balance Sheets as of December 31, 2022 and 2023, respectively.

Additional Subscription revenue is generated from Inspirato for Good (“IFG”) and Inspirato for Business (“IFB”). IFG is a platform where the Company works with nonprofit organizations to auction travel packages during the nonprofit’s events. IFB represents the Company’s business-to-business channel which caters towards the incentive travel market for other companies with a ready-to-use travel solution to reward and retain their employees and business partners. IFG and IFB contracts include both subscription and travel performance obligations which are allocated to each performance obligation based on their standalone selling prices and are recognized to revenue within the Company’s Consolidated Statements of Operations as each performance obligation is satisfied.

Contracts are cancellable at the end of their contract term. The Company has determined that enrollment fees for Subscriptions do not provide a material right to a member and thus, these enrollment fees are recognized upon receipt. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the Company’s contracts do not include a significant financing component.

Travel Revenue

When a trip is purchased, the Company records the cash received as deferred revenue on the Consolidated Balance Sheets. Travel revenue is recognized to revenue within the Company’s Consolidated Statements of Operations as performance obligations are met over the period of the stay. Revenue related to cancellation fees and other fees is recognized to revenue within the Company’s Consolidated Statements of Operations as the associated obligations to members are satisfied or extinguished.

The Company is required to collect certain taxes from customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes are not recognized as revenue. Rather, the Company records a liability within accounts payable and accrued liabilities on the Consolidated Balance Sheets upon collection from the customer and reduces the liability when payments are remitted to the applicable governmental agency.

Loyalty Program

In August of 2023, the Company implemented a member loyalty program called Inspirato Rewards (“Rewards”). Rewards members accumulate rewards based on their activity with Inspirato. Members who earn one of the three Rewards statuses may be entitled to, depending on their status, extra savings on Inspirato Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complementary nights, among other benefits, which provide them with a material right to free or discounted goods or services in the future.

The Company defers a portion of member spend, which represents the value of the program’s separate performance obligation, to Rewards within deferred revenue on the Company’s Consolidated Balance Sheets. The Company determines the standalone selling price of these performance obligations related to Rewards based on the aggregate estimated value of usage of individual benefits within the program in relation to total member spend. The Company’s estimates of usage and value of the program are updated on a regular basis to incorporate recent member trends and projections. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). As Rewards revenue is recognized, the deferred revenue related to Rewards is reduced and is recognized to revenue within in the Consolidated Statements of Operations.

Deferred Revenue

As a result of the timing difference from when a member purchases a product, the Company records any unrecognized portion of travel revenue, prepaid enrollment and Subscription dues, and travel credits to be delivered as deferred revenue on the Company’s Consolidated Balance Sheets until applicable performance obligations are met.

Additionally, members may purchase travel credits or obtain them upon cancelling a trip in certain situations. Travel credits can be applied towards future services, including Subscription and travel. Travel credits are recorded as deferred revenue on the Company’s Consolidated Balance Sheets until either the satisfaction of the purchased performance obligations for or the expiration of the credits occurs which is generally 3 years.

(k) Cost of revenue

Cost of revenue includes costs directly related to delivering travel to the Company’s members as well as depreciation and amortization related to leasehold improvements and equipment at residences. These direct costs include payments for properties the Company leases, operating and maintenance costs of those properties, including on-site service personnel costs, costs paid to the Company’s hotel partners for member stays, and booking costs from Inspirato Only experiences and Bespoke trips.

(l) Advertising Costs

The Company incurs advertising expenses to promote the Company’s brand. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place and expenses the costs of placing the advertisement as incurred each time the advertisement is shown. Advertising expenses are included in sales and marketing expense within the Company’s Consolidated Statements of Operations and totaled $8.5 million, $8.0 million and $7.1 million for the years ended December 31, 2021, 2022, and 2023, respectively.

(m) Equity-Based Compensation

The Company accounts for equity-based compensation for all transactions in which an entity exchanges its equity instruments for goods or services, which generally require the Company to measure the cost of employee services received in exchange for an award of equity instruments in earnings based on the fair value and vesting provisions of the award on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period, with forfeitures accounted for as they occur.

(n) Income Taxes

For periods prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is generally not subject to U.S. federal income tax under current U.S. tax laws, and any taxable income or loss is passed through and included in the taxable income or loss of its members, including Inspirato Incorporated. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the items of the net taxable income or loss and any related tax credits of Inspirato LLC.

Subsequent to the Business Combination, Inspirato Incorporated holds an interest in Inspirato LLC, which continues to be treated as a partnership for U.S. federal income tax purposes. Inspirato LLC is also subject to taxes in foreign jurisdictions in which it operates.

Inspirato Incorporated is subject to income taxes. The Company accounts for income taxes under the asset and liability method. Income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The relevant tax laws are often complex and may be subject to different interpretations.

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

The Company’s interpretations of tax laws are subject to review and examination by various taxing authorities and jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various tax authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional reserves as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and business strategies. The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest and penalties related to uncertain income tax positions in income tax expense. For additional information see Note 10 – Income Taxes.

(o) Noncontrolling Interests

Noncontrolling interests represent the economic interest of Inspirato LLC not owned by Inspirato Incorporated. These noncontrolling interests arose from the Business Combination. Noncontrolling interests were initially recorded as the relative proportion of the ownership interest to the net assets of Inspirato LLC at the time of the Business Combination. This amount is subsequently adjusted for the proportionate share of earnings or losses attributable to the noncontrolling interests, any dividends or distributions paid to the noncontrolling interests and any changes to Inspirato Incorporated’s ownership of Inspirato LLC.

As of December 31, 2023, Inspirato Incorporated directly owned 54.9% of the interest in Inspirato LLC and the noncontrolling interest was 45.1%. The noncontrolling interest relates to the economic interests in Inspirato LLC held directly by owners of the Company’s Inspirato Incorporated Class V common stock (“Class V Common Stock”) in the form of New Common Units (as defined below) as a result of the Business Combination. See Note 3 - Reverse Recapitalization.

(p) Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company’s outstanding warrants are recognized as derivative liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in (gain) loss on fair value instruments within the Company’s Consolidated Statements of Operations.

(q) Segment Information

The Company provides hospitality services in both the U.S. as well as other foreign jurisdictions and has both members and assets around the world. The Company is managed by a U.S. based management team and measures and evaluates financial and operational performance as a single enterprise. Services are sold from the U.S. and not differentiated based upon purchase location and information is reported to the chief operating decision maker and the executive team on an aggregated world-wide basis. The Company operates as a single segment.

(r) Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including accounts receivable. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded increases to both accumulated deficit and non-controlling interests of $0.1 million as of January 1, 2023 for the cumulative effect of adopting ASU 2016-13.

In August of 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment. For smaller reporting companies, as defined by the SEC, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. In connection with the issuance of the Note (see Note 8), the Company adopted ASU 2020-06 and elected to follow the fair value option under the modified retrospective approach. There was no other impact of the adoption for the Company.

(s) Recently Issued Accounting Pronouncements Not Yet Adopted

In December of 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

In November of 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This guidance provides new segment disclosure requirements for entities with a single reportable segment and modifies certain reportable segment disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

(3) Reverse Recapitalization

On February 11, 2022, Inspirato LLC and Thayer consummated the Business Combination, resulting in Inspirato LLC becoming a subsidiary of the Company. The resulting Company organizational structure is commonly referred to as an umbrella partnership corporation. This organizational structure allows certain holders of the noncontrolling interests in Inspirato LLC, who also hold noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (“Continuing Inspirato Members”), to retain their equity ownership directly in Inspirato LLC.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP and resulted in Inspirato Incorporated owning 41.2% of the issued and outstanding units of Inspirato LLC at the Closing and the Continuing Inspirato Members owning a noncontrolling interest of Inspirato LLC.

As a result of the Business Combination, each outstanding unit of Inspirato LLC was cancelled and each unitholder received either (i) a number of shares of Class A Common Stock equal to 37.2275 (the “Exchange Ratio”) for each unit of Inspirato LLC owned and certain rights under a tax receivable agreement (the “Tax Receivable Agreement”) or (ii) a number of new common units of Inspirato LLC (“New Common Units”) equal to the Exchange Ratio, an equal number of shares of Class V Common Stock, which have no economic value, but each share of which entitles the holder thereof to one vote, and certain rights under the Tax Receivable Agreement. In addition, options to purchase Inspirato LLC units were converted into options to purchase shares of Class A Common Stock at the Exchange Ratio and outstanding warrants of Inspirato LLC were ultimately converted into warrants to purchase Class A Common Stock (the “Public Warrants”).

In connection with the Closing, the Company raised $90 million of gross proceeds including $88 million from the issuance of 440,000 shares of Class A Common Stock to a number of accredited investors pursuant to a separate subscription agreement entered into on June 30, 2021, as amended. The Company incurred $25 million in transaction costs during the year ended December 31, 2022, consisting of banking, legal and other professional fees, of which $24 million was recorded as a reduction to additional paid-in capital and the remaining $1.1 million was expensed in the Consolidated Statements of Operations. The total net cash proceeds to the Company as a result of the Business Combination were $66 million.

(4) Revenue

Revenues are as follows (in thousands):

	Year Ended December 31,
	2021	2022	2023

Travel	$134,373	$198,925	$190,271
Subscription	100,024	145,651	137,606
Rewards and other revenue	350	954	1,223
Total	$234,747	$345,530	$329,100

The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract. At December 31, 2023, the balance of capitalized commissions was $1.9 million, of which $1.1 million is included within other current assets and $0.8 million is included within other noncurrent assets on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2023, the Company recognized $0.6 million of amortization expense related to these contract assets, of which $0.4 million was recognized in cost of revenue and $0.2 million was recognized in sales and marketing within the Company’s Consolidated Statements of Operations. No amortization expense was recognized during the years ended December 31, 2021 and 2022. Contract liabilities include deferred revenue as discussed below.

Assets and liabilities related to contracts with members are as follows (in thousands):

	December 31,
	2022	2023
Assets:
Accounts receivable, net	$3,140	$3,306
Prepaid member travel	$19,915	$20,547
Other current assets	$—	$1,053
Other noncurrent assets	$—	$845

Liabilities:
Deferred revenue, current	$167,733	$160,493
Deferred revenue, noncurrent	$18,321	$17,026

Deferred revenue is comprised of the following (in thousands):

	December 31,
	2022	2023
Travel	$86,931	$81,613
Subscriptions	77,081	66,367
Travel credits	22,042	18,852
Rewards	—	10,687
Total	186,054	177,519
Less: Deferred revenue, noncurrent	18,321	17,026
Deferred revenue, current	$167,733	$160,493

During the year ended December 31, 2023, approximately $148.6 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2022. Significant movements in the deferred revenue balance during the year ended December 31, 2023 consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases as performance obligations were satisfied. During the year ended December 31, 2022, approximately $168 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2021.

The Rewards program included member spend for all of 2023 resulting in the recognition of deferred revenue attributed to Rewards of $6.8 million upon the launch of the program in August of 2023.

As of December 31, 2023, deferred revenue is expected to be recognized in the following years (in thousands):

Year ended	December 31,
2024	$160,493
2025	11,789
2026	2,999
2027	1,310
2028 and thereafter	928
Total	$177,519

(5) Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows (in thousands):

	December 31,
	2022	2023
Software	$3,601	$2,899
Insurance	1,581	1,873
Property operations	4,299	720
Operating supplies	1,441	643
Total	$10,922	$6,135

Prepaid Member Travel

Prepaid member travel of $19.9 million and $20.5 million at December 31, 2022 and 2023, respectively, include deposits for future member travel.

(6) Property and Equipment, Net

Property and equipment, net are as follows (in thousands, other than years):

	Useful Life	December 31,
	(years)	2022	2023
Residence leasehold improvements	3	$15,302	$21,372
Internal-use software	3	13,559	16,510
Corporate office leasehold improvements	3	5,156	5,323
Furniture, fixtures and equipment	5	1,208	1,214
Computer equipment	3	1,436	1,114
Residence vehicles	5	806	689
Total cost		37,467	46,222
Accumulated depreciation and amortization		(19,169)	(26,718)
Property and equipment, net		$18,298	$19,504

(7) Accounts Payable and Accrued Liabilities

The following table presents the components of accounts payable and accrued liabilities (in thousands):

	December 31,
	2022	2023
Trade creditors	$21,356	$11,644
Occupancy taxes payable	7,231	6,823
Compensation accruals	5,475	3,786
Income and other taxes payable	2,024	495
Accounts payable and accrued liabilities	$36,086	$22,748

(8) Debt

Convertible Note

On August 7, 2023, the Company entered into an investment agreement (the “Investment Agreement”) with Oakstone Ventures, Inc. (the “Purchaser”), an affiliate of Capital One Services, LLC (“Capital One”), relating to the sale and issuance to the Purchaser of an 8% Senior Secured Convertible Note due 2028 in a principal amount of $25.0 million (the “Note”). On September 29, 2023, the Company issued the Note pursuant to the Investment Agreement. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.

The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and is payable at the election of the Company in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase. As of December 31, 2023, the outstanding amount of the Note was $25.5 million.

The conversion price of the Note is $30 per share, which has been adjusted for the September 26, 2023 reverse stock split, and continues to be subject to customary adjustments upon additional certain extraordinary events, including any dividend of Company securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets.

The Note is convertible at the option of the holder into shares of Class A Common Stock. However, to the extent that the conversion of the Note would result in any holder subject to certain regulations under the Bank Holding Company Act of 1956 (the “BHC Act”) owning or controlling greater than 4.99% of the voting power of any “class” of “voting securities” of the Company for purposes of the BHC Act (the “Voting Threshold”), then the Note would first convert into Class A Common Stock up to the Voting Threshold, and the excess would convert into shares of the Company’s Class B Non-Voting Common Stock, which are generally identical to the Class A Common Stock except that the Class B Non-Voting Common Stock is not entitled to vote on any matters submitted to the Company’s stockholders other than certain enumerated actions or as otherwise required by law. To the extent that the conversion of the Note would result in any holder subject to certain regulations under the BHC Act owning or controlling greater than 24.99% of the sum of the number of issued and outstanding shares of Class A Common Stock and Class B Non-Voting Common Stock (the “Ownership Threshold”), then the Note would convert into the maximum number of Class A Common Stock and Class B Non-Voting Common Stock allowable by the Voting Threshold and the Ownership Threshold, and the excess would remain outstanding and become convertible only when conversion would not cause the holder to exceed the Voting Threshold and Ownership Threshold. The Note is convertible in whole or in part at the option of the Purchaser at any time subject to restrictions as dictated by the BHC Act.

On or after the three-year anniversary of the Closing, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note.

Upon a change of control of the Company, the termination of the commercial agreement between Inspirato LLC and an affiliate of the Purchaser executed pursuant to the Investment Agreement (“Commercial Agreement”) by the Company or the termination of the Commercial Agreement by Capital One due to the Company’s material breach, the Purchaser may require the Company to repurchase all or any part of its Note at a cash price equal to the greater of (i) 1.5 times the then-outstanding principal amount and accrued and unpaid interest thereon or (ii) the then-fair market value of the shares issuable upon conversion of the portion of the Note to be repurchased. Upon an Event of Default, the Purchaser may declare the principal of, and all accrued and unpaid interest under, to be due and payable on the Note immediately. The Note also includes a minimum liquidity threshold of $10 million.

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

The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses on the Consolidated Statement of Operations. Fair value gains of $1.6 million for the year ended December 31, 2023 were recorded in (gain) loss on fair value instruments within the Company’s Consolidated Statement of Operations. Debt issuance costs of $1.9 million were immediately recorded in interest, net on the Consolidated Statement of Operations during the year ended December 31, 2023.

Loan Facility

In October of 2020, the Company obtained a revolving line of credit that was scheduled to mature October of 2023 and was terminated in March of 2023. The facility had a limit of $14 million. Interest rates associated with the facility adjusted based on the prime rate and outstanding balance. The interest rate was 8.50% as of December 31, 2022. Interest expense related to the facility for the years ended December 31, 2021 and 2022 totaled $0.6 million and $0.3 million, respectively. There was no interest expense related to the facility for the year ended December 31, 2023.

Interest, Net

As a result of each facility above, the Company incurred $0.6 million, $0.3 million and $2.4 million in interest expense during the years ended December 31, 2021, 2022 and 2023, respectively, which was offset by interest income from the Company’s banking relationship of $0.0 million, $0.1 million and $1.3 million, respectively. This resulted in a net interest expense of $0.6 million, $0.2 million and $1.1 million for the years ended December 31, 2021, 2022 and 2023, respectively, which has been recognized to interest, net within the Company’s Consolidated Statements of Operations.

Paycheck Protection Program

During the year ended December 31, 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $9.4 million with a maturity date of April of 2022. The loan was an interest only loan with the full balance due upon maturity. The PPP program was created under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the Small Business Administration (“SBA”). The Company submitted a request for forgiveness of the entire loan balance in September of 2020, and in June of 2021, the Company received notice from the SBA that the loan has been forgiven and the SBA repaid the lender on the Company’s behalf. The Company recorded a gain on forgiveness of debt of $9.5 million in June of 2021, representing the principal amount of the loan and accrued interest through the forgiveness date.

The SBA has the ability to review the Company’s loan file until June of 2027, six years after the date the loan was forgiven and repaid in full. The results of any review could result in the SBA requesting additional documentation to support the Company’s initial eligibility for the loan and request for loan forgiveness, with the potential for the SBA to pursue legal remedies at its discretion.

(9) Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of December 31, 2023, active leases have remaining initial terms ranging from 1 to 19 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Consolidated Statements of Operations.

The following table details the composition of operating lease expense (in thousands):

	Year Ended December 31,
	2021	2022	2023
Operating lease expense	$62,772	$82,901	$85,305
Variable lease expense	$3,797	$1,555	$908

The maturities of the Company’s operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Years ending	December 31,
2024	$79,749
2025	64,655
2026	47,853
2027	35,770
2028	27,477
Thereafter	70,703
Total minimum lease payments	326,207
Less: interest expense	(67,379)
Present value of lease obligations	258,828
Less: current lease obligations	(61,953)
Long-term lease obligations	$196,875

As of December 31, 2023, the Company was party to 21 leases that had not yet commenced. Future payments under these leases were $28.1 million at December 31, 2023.

The following table presents additional information about the Company’s operating lease obligations:

	December 31,
	2022	2023
Weighted-average remaining lease term (in years)	5.6	5.6
Weighted-average discount rate	5.13%	8.23%

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the year ended December 31, 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for 63 leases had net carrying values that exceeded their estimated undiscounted future cash flows. These leases were primarily related to one group of underperforming properties in a single geographic location. The Company then estimated the fair value of the asset groups based on their cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $40.5 million for the year ended December 31, 2023 to asset impairments within the Consolidated Statement of Operations.

(10) Income Taxes

Prior to the Business Combination, Inspirato LLC was treated as a pass-through entity for U.S. federal income tax purposes and, as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unit holders. Therefore, no provision or liability for federal income tax has been included in the Company’s Consolidated Financial Statements prior to the Closing Date.

Domestic and foreign loss and comprehensive loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2022	2023
Domestic	$(24,299)	$(53,885)	$(94,843)
Foreign	2,081	3,603	1,705
Loss and comprehensive loss before income taxes	$(22,218)	$(50,282)	$(93,138)

Income tax expense attributable to operations is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2022	2023
Current:
Federal	$-	$-	$-
State	-	-	29
Foreign	-	799	692
Total current	$-	$799	$721
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
Income tax expense	$-	$799	$721

The Company’s income tax rate differs from the amounts computed by applying the U.S. federal income tax rate of 21% to loss and comprehensive loss before income taxes as a result of the following:

	Year Ended December 31,
	2021	2022	2023
U.S. federal tax (expense) benefit at statutory rate	0.0%	21.0%	21.0%
State tax, net of federal benefit	0.0%	0.8%	3.1%
Foreign rate differential	0.0%	(1.6%)	(0.5%)
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	0.0%	(11.2%)	(2.2%)
Other	0.0%	0.0%	(0.1%)
Change in valuation allowance	0.0%	(10.6%)	(22.1%)
Effective income tax rate	0.0%	(1.6%)	(0.8%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2023
Deferred tax assets:
Net operating loss	$24,501	$34,306
Investment in Inspirato LLC	7,514	20,232
Start-up costs	1,161	1,109
Other	-	6
Gross deferred tax assets	33,176	55,653
Valuation allowance	(33,176)	(55,653)
Total deferred tax assets	$-	$-

Deferred tax liabilities:
Total deferred tax liabilities	$-	$-

Net deferred tax assets	$-	$-

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2023 was an increase of $22.5 million.

As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $140.6 million which will begin to expire in 2035 with $75.7 million of the federal net operating loss carryforward lasting indefinitely. As of December 31, 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $97.9 million which will begin to expire at various dates beginning in 2031.

In certain circumstances, due to ownership changes, the Company’s net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Sections 382, or whether there have been ownership changes since the Company's formation due to the complexity and cost associated with such a study. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards that can be utilized in the future could be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership change limitations.

Tax Receivable Agreement

Inspirato Incorporated obtains an increase in its share of the tax basis in the net assets of Inspirato LLC when New Common Units are exchanged by the Continuing Inspirato Members and other qualifying transactions. As described in Note 3 — Reverse Recapitalization, each change in outstanding shares of Class A Common Stock results in a corresponding increase or decrease in Inspirato Incorporated's ownership of New Common Units. The Company intends to treat any exchanges of New Common Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Inspirato Incorporated would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Unrecognized Tax Benefits

Inspirato Incorporated was formed in July of 2020 and did not engage in significant operations prior to the Business Combination and associated organizational transactions. Inspirato LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. As of December 31, 2023, $0.5 million of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits during the years ended December 31, 2021, 2022 and 2023 (in thousands):

	Year ended December 31,
	2021	2022	2023
Balance at January 1,	$-	$-	$-
Increase in balance related to tax positions taken during prior years	-	-	487
Balance at December 31,	$-	$-	$487

The Company operates in multiple tax jurisdictions, and in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. All tax years generally remain open to examination by the taxing jurisdictions to which the Company is subject.

(11) Equity of Inspirato Incorporated

The Company had three classes of common stock: Class A, Class V and Class B Common Stock as of December 31, 2023. Holders of the Class A and Class V Common Stock will vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A or Class V Common Stock will be entitled to one vote on such matters. Holders of Class B Common Stock do not have voting rights. No class of common stock are subject to any conversion rights.

Class A Common Stock

The Company is authorized to issue 50,000,000 shares of Class A Common Stock, par value $0.0001 per share. As of December 31, 2022 and 2023, there were 3,135,832 and 3,537,492 shares, respectively, of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds.

Class V Common Stock

The Company is authorized to issue 25,000,000 shares of Class V Common Stock, par value $0.0001 per share. Shares were issued to Continuing Inspirato Members that continued to hold their investment in units of Inspirato LLC in connection with the Business Combination. The holders of the Class V Common Stock hold an equal number of New Common Units in Inspirato LLC. From time to time, the Class V Common Stock and New Common Units held by the Continuing Inspirato Members may be exchanged for one share Class A Common Stock of the Company or cash (based on the market price for a share of the Company’s Class A Common Stock) as determined by the Company. The holders of the Company's Class V Common Stock are not entitled to receive dividends. As of December 31, 2022 and 2023, there were 3,067,974 and 2,906,959 shares, respectively, of Class V Common Stock outstanding.

Class B Common Stock

The Company is authorized to issue 5,000,000 shares of Class B Non-Voting Common Stock, par value $0.0001 per share. As of December 31, 2023, there were no shares of Class B Non-Voting Common Stock outstanding. The holders of the Company's Class B Non-Voting Common Stock are not entitled to vote on any matters submitted to the Company’s stockholders other than certain enumerated actions or as otherwise required by law. The holders of the Company's Class B Non-Voting Common Stock are entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds. Class B common stock was created in conjunction with the Note and, therefore, no Class B common stock shares were issued or outstanding as of December 31, 2022.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.0001 per share. As of December 31, 2022 and 2023, there were no shares of Preferred Stock outstanding.

Inspirato LLC Equity

For periods prior to the Business Combination, Inspirato LLC had equity-based compensation described in Note 13. Holders of the Inspirato LLC equity received Class A Common Stock or Class V Common Stock and New Common Units, pursuant to the terms of the Business Combination.

(12) Earnings (Loss) Attributable to Inspirato Incorporated per Class A Share

Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends. As no shares of Class B Non-Voting Common Stock were issued as of December 31, 2023, the computation of basic and diluted earnings (loss) per share includes only Class A Common Stock.

Class V Common Stock does not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and, as a result, is not considered a security for EPS. Class V Common Stock does contain a conversion feature entitling stockholders to convert Class V Common Stock to Class A Common Stock. However, this conversion feature would have no impact on EPS as its assumed conversion under the if-converted method would have an equal proportionate impact on the numerator and denominator resulting in no change to diluted EPS.

EPS is computed using the two-class method. Under the two-class method, the Company allocates net income attributable to Inspirato Incorporated to Class A Common Stock (including those with vested share-based awards). Basic earnings per share is calculated by taking net income attributable to Inspirato Incorporated, less earnings allocated to Class A Common Stock, divided by the basic weighted-average Class A Common Stock outstanding. Net loss per share is calculated by taking net loss attributable to Inspirato Incorporated divided by weighted-average Class A Common Stock outstanding as Class V Common Stock do not share in losses as the impact would be anti-dilutive.

In accordance with the two-class method, diluted earnings (loss) per share is calculated using the more dilutive of the impact of the treasury-stock method or from reducing net income for the earnings allocated to Class A Common Stock. Additionally, adjustments from dilutive securities include those from restricted stock units, nonqualified stock options, warrants and profits interests when those securities would have a dilutive impact when utilizing the treasury stock method. Additionally, with the conversion feature of the Company's Note, when the Note's conversion impact is dilutive, interest expense, net of tax, is added back to net income to calculate diluted net income per share.

EPS for the year ended December 31, 2021 was adjusted as a result of the Business Combination, see Note 3 for additional information. The following table summarizes the Company’s EPS for the years ended December 31, 2021, 2022 and 2023:

	Year Ended December 31,
	2021	2022	2023
Net loss attributable to Inspirato Incorporated (in thousands)	$(22,218)	$(24,057)	$(51,755)
Weighted average Class A Shares outstanding, Basic and diluted (in thousands)	5,276	2,616	3,380
Net loss attributable to Inspirato Incorporated per Class A Share, Basic and diluted (in dollars per share)	$(4.21)	$(9.20)	$(15.31)

Due to the net loss attributable to Inspirato Incorporated for the years ended December 31, 2021, 2022 and 2023, diluted weighted-average Class A shares outstanding are equal to basic weighted-average shares outstanding as the effect of dilutive securities was anti-dilutive.

The following securities are anti-dilutive for the years ended December 31, 2021, 2022 and 2023 (in thousands):

	Year Ended December 31,
	2021	2022	2023
Restricted stock units	—	194	831
Stock options	400	344	232
Warrants	25	415	431
Profit interests	464	53	464
Note	—	—	850
Anti-dilutive securities	889	1,006	2,808

For the Note, the conversion spread of 850,378 shares is calculated by dividing the carrying value of the Note by the conversion price.

(13) Equity-Based Compensation

During the years ended December 31, 2021, 2022 and 2023, the Company recognized $3.3 million, $8.8 million and $13.7 million, respectively, of equity-based compensation. The following table details where equity-based compensation is recognized on the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2021	2022	2023
Cost of revenue	$—	$39	$65
General and administrative	2,567	6,226	9,569
Sales and marketing	190	828	1,499
Operations	489	1,105	1,734
Technology and development	12	604	785
Total equity-based compensation	$3,258	$8,802	$13,652

The Company also recognized income tax benefits from stock compensation of $0.0 million, $0.9 million and $1.7 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Unit Option Plan

Prior to the Business Combination, the Board of Inspirato LLC maintained an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units, by Inspirato LLC’s employees, directors and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in connection with the Business Combination.

Options under the Unit Option Plan were granted at a price per unit equal to the fair value of the underlying common units at the date of grant. Options under the Unit Option Plan generally had a 10-year contractual term and vested over a three-year to five-year period starting from the date specified in each applicable option agreement. Each Inspirato LLC option from the Unit Option Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of the Class A Common Stock based on the Exchange Ratio (the “Exchanged Options”). Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option has continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Inspirato LLC option immediately prior to the consummation of the Business Combination.

The following table represents nonqualified stock option activity for the years ended December 31, 2022 and 2023:

	Number of options (in thousands)	Weighted average exercise price
Outstanding at December 31, 2021	391	$15.60
Exercised	(92)	15.60
Forfeited	(21)	15.60
Expired	(6)	15.60
Outstanding at December 31, 2022	273	15.60
Exercised	(36)	15.60
Forfeited	(33)	15.60
Outstanding at December 31, 2023	204	$15.60
Exercisable at December 31, 2023	204	$15.60

There were no options granted during the years ended December 31, 2022 or 2023. As of December 31, 2023, all of the remaining option expense had been recognized and the aggregate intrinsic value of outstanding options was $0.0 million. Additionally, as of December 31, 2023, exercisable options and outstanding options both have a remaining weighted-average contractual term of five years.

Profits Interests

Prior to the Business Combination, Inspirato LLC granted awards of profits interests to certain key employees. In connection with the Business Combination, the profits interests were treated like other units in Inspirato LLC with respect to the consideration received as part of the Business Combination.

Each award of profits interests vests over the time period set forth in each individual profits interest award agreement underlying the award, subject to the applicable executive’s continued service and, upon the vesting of each award, the newly vested New Common Units become available to be converted from Class V shares to Class A shares. If an executive terminated service, any unvested profits interests held by such executive would be forfeited to Inspirato LLC.

As of December 31, 2022 and 2023, there were 465,000 and 355,000, respectively, as-converted profits interests issued and outstanding and all have been fully vested as of December 31, 2023. No profits interests have been issued since the consummation of the Business Combination.

2021 Plan

In connection with the Business Combination, the Company’s Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon the consummation of the Business Combination. Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance awards to employees, directors and consultants. Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 795,000 shares of Class A Common Stock plus (ii) any shares subject to stock options or other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to

373,000 shares of Class A Common Stock. The 2021 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2021 Plan on the first day of each fiscal year beginning with the 2022 fiscal year, equal to the least of: (x) 995,000 shares of Class A Common Stock, (y) 5% of the total number of shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year and (z) such lesser amount determined by the 2021 Plan’s administrator. The 2021 Plan provides that the evergreen provision will operate only until the 10th anniversary of the earlier of the board or stockholder approval of the 2021 Plan. The RSUs vest subject to each employee’s continued employment with the Company. The vesting start date for RSUs issued to existing employees as part of the first grant is January 1, 2022. Once granted, the RSUs vest ratably over a period of one to four years. RSUs typically have a cliff vesting on the first anniversary and continue to vest quarterly thereafter.

The following table represents RSU activity for the years ended December 31, 2022 and December 31, 2023:

	Number of units (in thousands)	Weighted average grant date fair value
Outstanding at December 31, 2021	—	$—
Granted	289	121.20
Vested	(5)	61.80
Forfeited	(8)	70.40
Outstanding at December 31, 2022	275	124.60
Granted	797	27.11
Vested	(174)	96.58
Forfeited	(171)	46.64
Outstanding at December 31, 2023	727	$41.42

At December 31, 2023, there was $20.6 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.4 years.

(14) Warrants

Public Warrants

The Company is party to issued and outstanding Public Warrants to purchase its Class A Common Stock at a price of $230 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A., as warrant agent, in respect of the Warrant Agreement between Thayer and Continental Stock Transfer & Trust Company (collectively, the “Warrant Agreement”). As of both December 31, 2022 and December 31, 2023, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock.

The Company accounts for the Public Warrants as liabilities at fair value on the Consolidated Balance Sheets as the Public Warrants do not meet the criteria for classification within equity. The Public Warrants are subject to remeasurement at each balance sheet date.

The fair value of the warrants at December 31, 2022 and 2023 was $0.8 million and less than $0.1 million, respectively. The fair value losses and gains for the years ended December 31, 2021, 2022 and 2023 were losses of $0.5 million, losses of $1.7 million and gains of $0.8 million, respectively, which were recorded to (gain) loss on fair value instruments within the Company’s Consolidated Statements of Operations.

Saks Warrants

In March of 2023, the Company and Saks.com LLC (“Saks”) entered into a Commercial Referral and Marketing Agreement (the "Saks Commercial Agreement") and a Warrant Agreement pursuant to which Saks may acquire up to 900,000 of the Company’s Class A Common Stock (the “Saks Warrant Shares”). The Saks Warrant Shares shall vest and become exercisable by Saks based on certain subscription purchase referrals made by Saks to the Company under the terms of the Saks Commercial Agreement. The exercise price with respect to the Saks Warrant Shares is $40.00 per share. Subject to certain conditions, including vesting conditions, the Saks Warrant Shares may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before the later of the termination of the Saks Commercial Agreement or 90 days after the final vesting of the Saks Warrant Shares. Through December 31, 2023, there was not significant purchase activity facilitated through the Saks Commercial Agreement such that the fair market value of the warrants is less than $0.1 million as of December 31, 2023.

(15) Noncontrolling Interest

The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. For the period February 11, 2022 through December 31, 2022, 57.5% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the year ended December 31, 2023, 44.9% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. During the year ended December 31, 2022, the Company issued 421,000 shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock. During the year ended December 31, 2023, the Company issued 161,000 shares of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following table summarizes the changes in share ownership of Inspirato LLC (in thousands):

	New Common Units
	Inspirato Incorporated	Continuing Inspirato LLC Members	Continuing Inspirato LLC Members subject to vesting	Total
Recapitalization	2,342	3,347	142	5,831
Conversion of Class V to Class A	421	(421)	—	—
Vesting of profits interests	—	57	(57)	—
Issuance of Common Stock	373	—	—	373
Balance at December 31, 2022	3,136	2,983	85	6,204
Conversion of Class V to Class A	161	(161)	—	—
Vesting of profits interests	—	85	(85)	—
Issuance of Common Stock	240	—	—	240
Balance at December 31, 2023	3,537	2,907	—	6,444

(16) Commitments and Contingencies

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

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. The Company believes it has meritorious defense to the claims in this matter and intends to vigorously defend against them.

Financial Guarantee Requirement

Inspirato LLC is a party to a financial guarantee requirement with a third party. The guarantee was satisfied through a $20 million surety bond that was increased to $30 million on November 2, 2023. The financial guarantee bond agreement remains in effect and its term is continuous to align with the term of the agreement it supports.

Credit Card Reserve

The Company has committed to provide a $10 million reserve balance with a credit card processor through credit card transactions. As of December 31, 2023, $4.8 million was reserved and is included in restricted cash within the Consolidated Balance Sheet and the remaining balance is expected to be fully reserved for and included in restricted cash during the first quarter of 2024.

(17) Fair Value Measurements

Under ASC 820, Fair Value Measurements and Disclosures, disclosures relating to how fair value is determined for assets and liabilities are required and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of its financial assets and liabilities.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2023 based on the three-tier fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$80,278	$—	$—	$80,278
Restricted cash	1,661	—	—	1,661
Total	$81,939	$—	$—	$81,939
Liabilities
Warrants	$759	$—	$—	$759

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$36,566	$—	$—	$36,566
Restricted cash	5,700	—	—	5,700
Total	$42,266	$—	$—	$42,266
Liabilities
Note	$—	$—	$23,854	$23,854
Warrants	48	—	—	48
Total	$48	$—	$23,854	$23,902

The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2022 and 2023.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are comprised of credit card receivables and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash with certain credit card processors as a deposit until services are rendered. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of December 31, 2022 and 2023, the Company had $1.7 million and $5.7 million, respectively, of restricted cash.

Warrants

As the Public Warrants utilize an observable price in an active market to assess their fair value the warrants are categorized as Level 1 instruments. Additionally, as there was an immaterial amount of outstanding Saks Warrant Shares as of December 31, 2023, the Company concluded the fair market value of the outstanding Saks Warrant Shares to be less than $0.1 million as of December 31, 2023.

Note

The estimated fair value of the Company’s Note has been determined to be a Level 3 measurement, as the Company utilizes a binomial lattice model where both the debt and stock features of the Note are considered. In reviewing the debt features of the Note, the Company considered its scheduled coupon and principal payments and compared them to those of instruments currently outstanding in the market of companies with similar credit ratings as well as the risk-free rate. In considering the stock features of the Note, the Company considered the value and volatility of its own stock, in addition to considering volatility of similar instruments in the marketplace as well as the conversion feature of the Note which is discounted at the risk-free rate.

(18) Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. As of December 31, 2022 and December 31, 2023, the Company had approximately 171,000 and 141,000 shares, respectively, of Class A Common Stock which remain available for issuance under the ESPP. Generally, all full-time employees are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the year ended December 31, 2023, there were employee purchases of approximately 30,000 shares of Class A Common Stock through the ESPP.

401(k) Employee Savings Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service annual limitations. The

Plan provides for the Company to make a discretionary matching contribution. During the years ended December 31, 2021, 2022 and 2023, the Company matched 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. During the years ended December 31, 2021, 2022 and 2023, the Company matched $0.9 million, $1.3 million and $1.1 million, respectively.

(19) Geographic Information

Physical long-lived assets consist of property and equipment, net and right-of-use assets. All software and intangible assets as of December 31, 2022 and 2023 were attributable to the United States. The following summary provides information concerning the Company’s principal geographic areas related to its physical long-lived assets for the years ended December 31, 2022 and 2023 (in thousands):

	December 31,
	2022	2023
Property and equipment, net	$18,298	$19,504
Right-of-use assets	271,702	209,702
Total	$290,000	$229,206
United States	$205,469	$171,332
Outside the United States	$84,531	$57,874

Revenue earned from subscription and travel services are charged on a bundled basis, without regard to where services are delivered, and periodically include a portion of services provided outside of the US.

The following summary provides information concerning the Company’s revenue by principal geographic area, determined based on the location of cash receipts (in thousands):

	Year Ended December 31,
	2021	2022	2023
United States	$225,683	$331,426	$315,643
Outside the United States	9,064	14,104	13,457
Total	$234,747	$345,530	$329,100

(20) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, where several of our significant shareholders also hold a significant investment, primarily involving the continuation of services to Portico members until such memberships terminate. At December 31, 2022 and December 31, 2023, balances due from related parties for these arrangements totaled $0.7 million and $0.8 million, respectively, and is recorded to accounts receivable, net – related parties on the Company’s Consolidated Balance Sheets. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico's members from the Company's total travel revenue is not practicable.

In July of 2023, Inspirato LLC entered into a temporary use agreement with Exclusive Resorts for certain of the Company’s properties for which the Company recognized $0.1 million in revenue within the Company’s Consolidated Statements of Operations during the year ended December 31, 2023. This agreement was terminated as of September 30, 2023. Inspirato LLC was also party to certain property usage agreements with Exclusive Resorts, pursuant to which Inspirato LLC paid Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato members’ usage. For the years ended December 31, 2021, 2022 and 2023, Inspirato recognized $3.4 million, $2.6 million and $0.6 million, respectively, in related party expense related to these agreements. As of December 31, 2023, all property usage agreements had terminated. At December 31, 2022 and December 31, 2023, Inspirato had paid all amounts due and payable under the property usage agreements.

Inspirato LLC entered into lease agreements with certain Company executives and board members whereby Inspirato LLC pays those executives and board members a purchase fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements for both years ended December 31, 2022 and 2023 totaled less than $0.1 million.

(21) Supplemental Financial Information

The following table presents the year-to-date supplemental and non-cash investing and financing activities:

	Year Ended December 31,
	2021	2022	2023
Supplemental cash flow information:
Cash paid for interest	$609	$288	$1,859
Cash paid for income taxes	$—	$81	$309
Significant noncash transactions:
Gain on forgiveness of debt	$9,518	$—	$—
Conversion of Class V to Class A stock	$—	$4,957	$—
Accounting principle adoption	$—	$—	$204
Conversion of preferred stock in connection with reverse recapitalization	$—	$104,761	$—
Warrants acquired at fair value	$—	$9,874	$—
Warrants exercised	$—	$8,390	$—
Fixed assets purchased but unpaid, included in accounts payable at period end	$—	$989	$1,022
Operating lease right-of-use assets exchanged for lease obligations	$—	$355,214	$66,145
Conversion of deferred rent and prepaid rent to right-of-use assets	$—	$6,831	$—

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

Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Annual Report on Form 10-K the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the Company's internal control over financial reporting is not effective due to the previously reported material weaknesses described below that continued to exist as of December 31, 2023.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the material weaknesses continued to exist as of December 31, 2023 primary relating to (1) the establishment and design of processes and controls over financial closing and reporting and (2) the design and effectiveness of Information Technology General Controls (“ITGC”), including users’ access rights related to certain IT systems and segregation of duties related to the administration of those IT systems that support the Company’s financial reporting process.

These material weaknesses in internal control over financial reporting existed at Inspirato as of December 31, 2023, due to the following root causes:

●	Insufficient training of certain control operators and turnover of certain key control operators; and
●	Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed properly and/or operating effectively to adequately mitigate existing risks.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in “Management’s Reporting on Internal Control Over Financial Reporting,” we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Ongoing remediation activities include:

●	Continue to design and implement a comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks;
●	Continue to enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively; and
●	Enhance the training provided to our control operators.

During 2023, we engaged a co-source provider who completed an initial assessment of the design of our control environment. These results were reported to the Audit Committee on a quarterly basis and drove management’s remediation efforts throughout 2023. We have made progress towards the remediation of our material weaknesses, however, we need to ensure that our controls are operating effectively throughout 2024 and design access controls for relevant IT applications.

During 2023, we had executive leadership changes in the Chief Executive Officer and Chief Financial Officer positions, and both of the new executives have had previous public company experience. Under their direction, we are holding people accountable for effective control operation and have implemented and enhanced process-level control activities. Additionally, we established an internal audit function prior to 2023 that reported, on at least a quarterly basis, to the Audit Committee, the status of management’s material weakness remediation efforts, including the number of control deficiencies, progress made towards material weakness remediation as well as the implementation of additional process-level control activities throughout the Company. We continue to remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs, as described above.

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

Changes in Internal Control Over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant’s Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated June 30, 2021, by and among Thayer, Merger Sub and Inspirato.		8-K	001-39791	2.1	June 30, 2021
2.2	Amendment to Business Combination Agreement, dated September 15, 2021, by and between Thayer and Inspirato.		8-K	001-39791	1.1	September 15, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Company.		10-Q	001-39791	3.1	November 9, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
3.3	Eleventh Amended and Restated Limited Liability Company Agreement of Inspirato LLC, dated October 16, 2023.		8-K	001-39791	3.1	October 18, 2023
4.1	Form of Class A Common Certificate of the Company.		S-8	333-264331	4.1	April 15, 2022
4.2	Warrant Agreement, dated December 10, 2020, between Continental Stock Transfer & Trust Company and Thayer.		8-K	001-39791	4.1	December 16, 2020
4.3	Assignment, Assumption and Amendment Agreement between the Company and Computershare Trust Company, N.A.		S-1/A	333-262472	4.5	February 11, 2022
4.4	Description of Capital Stock	X
4.5	Form of 8% Senior Secured Convertible Notes due 2028 (included in Exhibit 10.13)		8-K	001-39791	4.1	August 8, 2023
10.1	Form of Indemnity Agreement of Thayer.		S-1	333-249390	10.3	October 8, 2020
10.2	Form of Inspirato 2021 Equity Incentive Plan.		S-4	333-259570	10.17	September 16, 2021
10.3	Form of Inspirato 2021 Employee Stock Purchase Plan.		S-4	333-259570	10.18	September 16, 2021
10.4	Form of Inspirato Employee Incentive Compensation Plan.		S-4	333-259570	10.19	September 16, 2021
10.5	Outside Director Compensation Policy of the Company.		S-1	333-264598	10.14	April 29, 2022

10.6	Tax Receivable Agreement, dated February 11, 2022, between the Company and the other parties thereto.		8-K	001-39791	10.4	February 14, 2022
10.7	Amended and Restated Registration Rights Agreement, dated February 11, 2022.		8-K	001-39791	10.1	February 14, 2022
10.8	Sponsor Subscription Agreement, dated February 10, 2022, between Thayer, Inspirato LLC and the Sponsor.		8-K	001-39791	10.6	February 14, 2022
10.9	Employment Agreement between Inspirato LLC and Brent Handler.		S-4	333-259570	10.21	September 16, 2021
10.10	Employment Agreement between Inspirato LLC and Brad Handler.		S-4	333-259570	10.22	September 16, 2021
10.11	Employment Agreement between Inspirato LLC and David Kallery.		S-4	333-259570	10.23	September 16, 2021
10.12	Warrant Agreement, dated March 13, 2023 by and between Inspirato Incorporated and Saks.com LLC.		8-K	001-39791	10.1	March 14, 2023
10.13	Amended and Restated Employment Agreement between Inspirato LLC and Web Neighbor.		8-K	001-39791	10.1	March 15, 2023
10.14	Offer Letter between the Company and Robert Kaiden, dated as of March 17, 2023.		8-K	001-39791	10.1	March 22, 2023
10.15	Investment Agreement, dated as of August 7, 2023, between Inspirato Incorporated and Oakstone Ventures, Inc.		8-K	001-39791	10.1	August 8, 2023
10.16	First Amendment to the Warrant Agreement, dated March 13, 2023, by and between Inspirato Incorporated and Saks.com LLC.		10-Q	001-39791	10.1	August 9, 2023
10.17	Separation and Release Agreement, dated as of August 21, 2023, between Inspirato LLC and R. Webster Neighbor.		8-K	001-39791	10.1	August 25, 2023
10.18	Executive Employment Agreement between Inspirato LLC and Eric Grosse, dated September 22, 2023.		8-K	001-39791	10.1	September 22, 2023
10.19	Separation and Release Agreement between Inspirato LLC and Brent Handler, dated September 22, 2023.		8-K	001-39791	10.2	September 22, 2023
14.1	Code of Ethics	X
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Clawback Policy	X
101.INS	INLINE XBRL Instance Document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2024.

INSPIRATO INCORPORATED

By:	/s/ Eric Grosse
Eric Grosse
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Eric Grosse with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Grosse	Chief Executive Officer & Director (Principal Executive Officer)	March 12, 2024
Eric Grosse

/s/ Robert Kaiden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Robert Kaiden

/s/ Michael Armstrong	Director	March 12, 2024
Michael Armstrong
/s/ Scott Berman	Director	March 12, 2024
Scott Berman

/s/ Brad Handler	Executive Chairman and Director	March 12, 2024
Brad Handler

/s/ Brent Handler	Director	March 12, 2024
Brent Handler

/s/ Ann Payne	Director	March 12, 2024
Ann Payne

/s/ John Melicharek	Director	March 12, 2024
John Melicharek