Form 10-Q
period 2024-03-31
Inspirato Inc
filed 2024-05-09
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 3,676,039 shares of Class A Common Stock, 2,870,964 shares of Class V Common Stock, no shares of Class B Non-Voting Common Stock and 8,624,792 Warrants outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	Our partnership with Capital One Services, LLC (“Capital One”);
●	Our ability to service our outstanding indebtedness and satisfy related covenants;
●	The impact of changes to our executive management team;
●	Our ability to comply with the continued listing standards of Nasdaq or the continued listing of our securities on Nasdaq;
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model, growth strategy and new products;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet members’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographic areas;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our ability to generate positive cash flow from operations, achieve profitability, and obtain additional financing or access the capital markets to manage our liquidity;
●	The impact on our liquidity as a result of the obligations in our contractual agreements, including the covenants therein; and
●	Our business, expansion plans and opportunities and other strategic alternatives that we may consider, including, but not limited to, mergers, acquisitions, investments, divestitures, and joint ventures.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Form 10-Q. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. Actual results are subject to numerous risks and uncertainties, including those related to the factors described above and as detailed in Part I, Item 1A of our most recent Annual Report on Form 10-

K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$22,626	$36,566
Restricted cash	10,660	5,700
Accounts receivable, net	2,238	3,306
Accounts receivable, net – related parties	1,040	842
Prepaid member travel	18,840	20,547
Prepaid expenses	4,338	6,135
Other current assets	1,772	1,744
Total current assets	61,514	74,840
Property and equipment, net	18,482	19,504
Goodwill	21,233	21,233
Right-of-use assets	206,822	209,702
Other noncurrent assets	4,993	5,448
Total assets	$313,044	$330,727

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$21,846	$22,748
Deferred revenue	142,821	160,493
Lease liabilities	62,946	61,953
Total current liabilities	227,613	245,194
Deferred revenue, noncurrent	20,057	17,026
Lease liabilities, noncurrent	192,177	196,875
Convertible note	20,176	23,854
Other noncurrent liabilities	2,868	2,476
Total liabilities	462,891	485,425

Commitments and contingencies (Note 16)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 50,000 shares authorized, 3,676 and 3,537 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Class B common stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class V common stock, $0.0001 par value, 25,000 shares authorized, 2,871 and 2,907 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	257,038	255,527
Accumulated deficit	(284,519)	(285,782)
Total equity (deficit) excluding noncontrolling interest	(27,468)	(30,242)
Noncontrolling interests	(122,379)	(124,456)
Total equity (deficit)	(149,847)	(154,698)
Total liabilities and equity (deficit)	$313,044	$330,727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$80,245	$91,700
Cost of revenue (including depreciation of $1,289 in 2024 and $927 in 2023)	48,524	60,056
Gross margin	31,721	31,644
General and administrative (including depreciation of $338 in 2024 and $0 in 2023)	14,649	17,907
Sales and marketing	8,726	6,710
Operations	7,023	8,296
Technology and development	2,050	3,407
Depreciation and amortization	1,001	979
Interest, net	323	(113)
(Gain) loss on fair value instruments	(4,149)	104
Other (income) expense, net	(295)	57
Income (loss) and comprehensive income (loss) before income taxes	2,393	(5,703)
Income tax expense	144	200
Net income (loss) and comprehensive income (loss)	2,249	(5,903)
Net (income) loss and comprehensive (income) loss attributable to noncontrolling interests	(986)	3,007
Net income (loss) and comprehensive income (loss) attributable to Inspirato Incorporated	$1,263	$(2,896)

Income (Loss) Attributable to Inspirato Incorporated per Class A Share
Basic net income (loss) attributable to Inspirato Incorporated per Class A share	$0.35	$(0.90)
Diluted net loss attributable to Inspirato Incorporated per Class A share	$(0.18)	$(0.90)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(in thousands)

					Additional
	Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance as of January 1, 2023	3,136	$6	3,068	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	(2,896)	(3,007)	(5,903)
Equity-based compensation	—	—	—	—	657	—	—	657
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	91	—	—	—	438	—	—	438
Issuance of Class A shares upon conversion of Class V shares	108	1	(108)	—	(1,481)	—	1,480	—
Balance as of March 31, 2023	3,335	$7	2,960	$6	$245,266	$(236,923)	$(88,358)	$(80,002)

Balance as of January 1, 2024	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net income and comprehensive income	—	—	—	—	—	1,263	986	2,249
Equity-based compensation	—	—	—	—	2,878	—	—	2,878
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	103	—	—	—	(276)	—	—	(276)
Issuance of Class A shares upon conversion of Class V shares	36	—	(36)	—	(1,091)	—	1,091	—
Balance as of March 31, 2024	3,676	$7	2,871	$6	$257,038	$(284,519)	$(122,379)	$(149,847)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,249	$(5,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,628	1,906
Loss on disposal of fixed assets	129	46
(Gain) loss on fair value instruments	(4,149)	104
Paid-in-kind interest included in net income	510	—
Equity‑based compensation	2,878	657
Amortization of right-of-use assets	14,096	25,456
Changes in operating assets and liabilities:
Accounts receivable, net	1,068	(3,086)
Accounts receivable, net – related parties	(198)	297
Prepaid member travel	1,707	(5,090)
Prepaid expenses	1,797	(208)
Other assets	153	(590)
Accounts payable and accrued liabilities	(861)	(2,826)
Deferred revenue	(14,641)	(3,772)
Lease liabilities	(14,921)	(24,578)
Other liabilities	353	—
Net cash used in operating activities	(7,202)	(17,587)

Cash flows from investing activities:
Development of internal-use software	(236)	(1,932)
Purchase of property and equipment	(1,266)	(1,277)
Net cash used in investing activities	(1,502)	(3,209)

Cash flows from financing activities:
Payments of employee taxes for share based awards	(276)	(718)
Proceeds from option exercises	—	1,156
Net cash (used in) provided by financing activities	(276)	438

Net decrease in cash, cash equivalents and restricted cash	(8,980)	(20,358)
Cash, cash equivalents and restricted cash – beginning of period	42,266	81,939
Cash, cash equivalents and restricted cash – end of period	$33,286	$61,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For travelers, the Company offers access to a diverse portfolio of curated luxury vacation options that includes approximately 430 private luxury vacation homes available to the Company’s customers and accommodations at over 240 luxury hotel and resort partners in the Company’s over 180 destinations around the world as of March 31, 2024. The Company’s portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

As of March 31, 2024, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties located. These entities typically lease local properties.

Reverse Stock Split

A reverse stock split in the ratio of 1-for-20 of all classes of common and preferred stock (the “Reverse Stock Split”) became effective as of October 16, 2023. The Reverse Stock Split had no effect on the par value of the Company's Common Stock. The total number of shares of Class A Common Stock that the Company is authorized to issue was reduced from 1,000,000,000 to 50,000,000, the total number of shares of Class B Non-Voting Common Stock that the Company is authorized to issue was reduced from 100,000,000 to 5,000,000, the total number of shares of Class V Common Stock that the Company is authorized to issue was reduced from 500,000,000 to 25,000,000 and the total number of shares of Preferred Stock that the Company is authorized to issue was reduced from 100,000,000 to 5,000,000. Immediately after the Reverse Stock Split, each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares.

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

(2) Significant Accounting Policies

(a) Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”) should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s 2023 Form 10-K which was filed with the SEC on March 12, 2024.

These Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2023 and 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2, Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2024, for a summary and discussion of the Company’s significant accounting policies, except as updated below.

(b) Reclassification of Prior Year Presentation

Reclassifications of previously reported amounts have been made to conform to the current year’s presentation. Accounts payable and accrued liabilities, which had been previously reported separately, have been combined within the Condensed Consolidated Statements of Cash Flows. This reclassification did not impact previously reported amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or Condensed Consolidated Statements of Equity (Deficit).

To conform with the current year’s presentation where equity-based compensation reported is allocated between the applicable financial statement line items within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Company reclassified $0.2 million of equity-based compensation expense for the three months ended March 31, 2023 out of general and administrative and into cost of revenue, sales and marketing, operations, and technology and development. This adjustment impacted the Company’s gross margin presented within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This adjustment did not impact the Company’s net loss presented within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023. This adjustment did not impact previously reported amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity (Deficit) or Condensed Consolidated Statements of Cash Flows.

See the table below for a reconciliation of previously reported balances to the adjusted balances for this year’s presentation within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	For the three months ended March 31, 2023
	Previously Reported	Adjustment	Adjusted Presentation
Cost of revenue	$60,052	$4	$60,056
General and administrative	$18,110	$(203)	$17,907
Sales and marketing	$6,647	$63	$6,710
Operations	$8,205	$91	$8,296
Technology and development	$3,362	$45	$3,407

(c) Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the accompanying notes. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

(3) Revenue

Revenues are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Travel	$49,674	$55,128
Subscription	28,065	36,511
Rewards and other revenue	2,506	61
Total	$80,245	$91,700

The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract. As of March 31, 2024, the balance of capitalized commissions was $1.8 million, of which $1.1 million is included within other current assets and $0.7 million is included within other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, the Company recognized $0.3 million of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2023, the Company recognized $22 thousand of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Contract liabilities include deferred revenue as discussed below.

Assets and liabilities related to contracts with members are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Assets:
Accounts receivable, net	$2,238	$3,306
Prepaid member travel	$18,840	$20,547
Other current assets	$1,177	$1,053
Other noncurrent assets	$747	$845

Liabilities:
Deferred revenue, current	$142,821	$160,493
Deferred revenue, noncurrent	$20,057	$17,026

Deferred revenue is comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Travel	$75,922	$81,613
Subscriptions	57,897	66,367
Travel credits	18,010	18,852
Rewards	11,049	10,687
Total	162,878	177,519
Less: Deferred revenue, noncurrent	20,057	17,026
Deferred revenue, current	$142,821	$160,493

During the three months ended March 31, 2024, $71.4 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2023. Significant movements in the deferred revenue balance during the three months ended March 31, 2024 consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases as performance obligations were satisfied. During the three months ended March 31, 2023, $63.0 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2022.

Deferred revenue includes payments received in advance from members and is generally recognized to revenue within 2 years. Deferred revenue related to Inspirato Rewards (“Rewards”) represents multiple performance obligations associated with the Company’s member loyalty program. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months).

(4) Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Software	$2,135	$2,899
Insurance	847	1,873
Property operations	843	720
Operating supplies	513	643
Total	$4,338	$6,135

Prepaid Member Travel

Prepaid member travel of $18.8 million and $20.5 million as of March 31, 2024 and December 31, 2023, respectively, includes deposits for future member travel.

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	Useful Life	March 31,	December 31,
	(years)	2024	2023
Residence leasehold improvements	3	$21,202	$21,372
Internal-use software	3	17,053	16,510
Corporate office leasehold improvements	3	3,901	5,323
Furniture, fixtures and equipment	5	1,262	1,214
Computer equipment	3	1,114	1,114
Residence vehicles	5	626	689
Total cost		45,158	46,222
Accumulated depreciation and amortization		(26,676)	(26,718)
Property and equipment, net		$18,482	$19,504

(6) Accounts Payable and Accrued Liabilities

The following table presents the components of accounts payable and accrued liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Trade creditors	$12,179	$11,644
Occupancy taxes payable	5,963	6,823
Compensation accruals	3,500	3,786
Income and other taxes payable	204	495
Accounts payable and accrued liabilities	$21,846	$22,748

(7) Debt

Convertible Note

On August 7, 2023, the Company entered into an investment agreement with Oakstone Ventures, Inc. (the “Purchaser”), an affiliate of Capital One Services, LLC (“Capital One”), relating to the sale and issuance to the Purchaser of an 8% Senior Secured Convertible

Note due 2028 in a principal amount of $25.0 million (the “Note”). On September 29, 2023, the Company issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.

The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of March 31, 2024 and December 31, 2023, the outstanding amount of the Note was $26.0 million and $25.5 million, respectively.

The current conversion price of the Note is $30 per share, which has been adjusted for the September 26, 2023 Reverse Stock Split, and on or after the three-year anniversary of September 29, 2023, the closing of the investment agreement, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note also includes a minimum liquidity threshold of $10 million.

The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Fair value gains of $4.2 million for the three months ended March 31, 2024 were recorded in (gain) loss on fair value instruments within the Company’s Condensed Consolidated Statements of Operation and Comprehensive Income (Loss).

Loan Facility

In October of 2020, the Company obtained a revolving line of credit that was scheduled to mature October of 2023 and was terminated in March of 2023. The facility had a limit of $14 million. There was no interest expense related to the facility for the three months ended March 31, 2023.

Interest, Net

The Company incurred interest expense on the Note of $0.5 million and $0.0 million during the three months ended March 31, 2024 and 2023, respectively. The interest expense was offset by interest income from the Company’s banking relationship of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, resulting in a net interest expense of $0.3 million and net interest income of $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which has been recognized to interest, net within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(8) Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of March 31, 2024, active leases have remaining terms ranging from 1 to 20 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table details the composition of operating lease expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$19,728	$22,798
Variable lease expense	$301	$386

The maturities of the Company’s operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Fiscal Year Ending	Operating leases
Remainder of 2024	$62,311
2025	69,682
2026	51,302
2027	38,316
2028	29,497
2029 and thereafter	72,518
Total minimum lease payments	323,626
Less: interest expense	(68,503)
Present value of lease obligations	255,123
Less: current lease obligations	(62,946)
Long-term lease obligations	$192,177

As of March 31, 2024, the Company was party to 19 leases that had not yet commenced. Future payments under these leases were $26.9 million as of March 31, 2024.

The following table presents additional information about the Company’s operating lease obligations:

	Three Months Ended March 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.5	5.6
Weighted-average discount rate	8.68%	6.83%

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended March 31, 2024 and 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that none of the right-of-use assets for leases had net carrying values that exceeded their estimated undiscounted future cash flows and therefore no impairment was recorded for the three months ended March 31, 2024 or 2023.

(9) Income Taxes

As of March 31, 2024, Inspirato Incorporated holds 56.1% of the economic interest in Inspirato LLC (see Note 15), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 56.1% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was 6.0% for the three months ended March 31, 2024 and negative 3.5% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 differed from the statutory rate in the respective period, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance. Income tax expense recorded in the three months ended March 31, 2024 and 2023 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of March 31, 2024 and December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

As of March 31, 2024, the Company has recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $2.8 million, within other noncurrent liabilities on the condensed consolidated balance sheets based on its current estimate of their realizability.

(10) Equity of Inspirato Incorporated

The Company had three classes of common stock as of March 31, 2024: Class A, Class V and Class B Common Stock. Holders of the Class A and Class V Common Stock will vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A or Class V Common Stock will be entitled to one vote on such matters. Holders of Class B Common Stock do not have voting rights. No class of common stock has any conversion rights.

(11) Earnings (Loss) Attributable to Inspirato Incorporated per Class A Share

Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends.

EPS is computed using the two-class method. Under the two-class method, the Company allocates net income attributable to Inspirato Incorporated to Class A Common Stock (including those with vested share-based awards). Basic earnings per share is calculated by taking net income attributable to Inspirato Incorporated, less earnings allocated to Class A Common Stock, divided by the basic weighted-average Class A Common Stock outstanding. Net income (loss) per share is calculated by taking net income (loss) attributable to Inspirato Incorporated divided by weighted-average Class A Common Stock outstanding. In accordance with the two-class method, diluted earnings (loss) per share is calculated using the more dilutive of the impact of the treasury-stock method or from reducing net income for the earnings allocated to Class A Common Stock.

The following table presents the Company’s basic EPS for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Inspirato Incorporated	$1,263	$(2,896)
Weighted average Class A Shares outstanding, Basic	3,595	3,226
Net income (loss) attributable to Inspirato Incorporated per Class A Share, Basic	$0.35	$(0.90)

The following table presents the Company’s diluted EPS for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Inspirato Incorporated	$1,263	$(2,896)
Impact of convertible note interest and fair market value adjustment attributable to Inspirato Incorporated Class A Shares	(2,066)	—
Net loss attributable to common stockholders	$(803)	$(2,896)

Weighted average Class A Shares outstanding, Basic	3,595	3,226
Effect of dilutive securities	850	—
Weighted average Class A Shares outstanding, Diluted	4,445	3,226

Net loss attributable to Inspirato Incorporated per Class A Share, Diluted	$(0.18)	$(0.90)

Due to the net loss attributable to Inspirato Incorporated for the three months ended March 31, 2023, diluted weighted-average Class A shares outstanding are equal to basic weighted-average shares outstanding as the effect of any incremental equity awards is anti-dilutive. The following securities are excluded from the computation of diluted shares for the three months ended March 31, 2024 and 2023 due to their anti-dilutive effects (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units	552	791
Stock options	189	257
Warrants	431	431
Anti-dilutive securities	1,172	1,479

(12) Equity-Based Compensation

During the three months ended March 31, 2024 and 2023, the Company recognized $2.9 million and $0.7 million, respectively, of equity-based compensation. The following table details where equity-based compensation is recognized on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$18	$4
General and administrative	2,062	454
Sales and marketing	322	63
Operations	293	91
Technology and development	183	45
Total equity-based compensation	$2,878	$657

The Company also recognized income tax benefits from stock compensation of $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

2021 Plan

The following table represents restricted stock unit (“RSU”) activity for the three months ended March 31, 2024 and 2023:

	Number of units (in thousands)	Weighted average grant date fair value
Outstanding as of December 31, 2022	275	$124.60
Granted	746	$27.82
Vested	(61)	$124.48
Forfeited	(6)	$123.98
Outstanding as of March 31, 2023	954	$47.88

Outstanding as of December 31, 2023	727	$41.42
Granted	—	$0.00
Vested	(167)	$37.07
Forfeited	(8)	$40.65
Outstanding as of March 31, 2024	552	$42.74

As of March 31, 2024, there was $17.5 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.9 years. Additionally, during the three months ended March 31, 2023, the Company accelerated vesting of some RSUs which resulted in $0.3 million of incremental compensation cost recognized in the period.

Unit Option Plan

The Company had 181,000 and 204,000 stock options outstanding and exercisable as of March 31, 2024 and December 31, 2023, respectively. No options have been granted since January of 2021. There were no stock option exercises during the three months ended March 31, 2024 and 30,000 stock options were exercised during the three months ended March 31, 2023 at a weighted average exercise price of $15.60 per share.

(13) Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. At both March 31, 2024 and December 31, 2023, the Company had approximately 141,000 shares of Class A Common Stock which remain available for issuance under the ESPP. Generally, all full-time employees are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the three months ended March 31, 2024 and 2023, there were no employee purchases of Class A Common Stock through the ESPP.

401(k) Employee Savings Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. During the three months ended March 31, 2024 and 2023, the Company matched $0.0 million and $0.6 million, respectively.

(14) Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 based on the three-tier fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$22,626	$—	$—	$22,626
Restricted cash	10,660	—	—	10,660
Total	$33,286	$—	$—	$33,286
Liabilities
Convertible Note	$—	$—	$20,176	$20,176
Warrants	87	—	—	87
Total	$87	$—	$20,176	$20,263

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$36,566	$—	$—	$36,566
Restricted cash	5,700	—	—	5,700
Total	$42,266	$—	$—	$42,266
Liabilities
Convertible Note	$—	$—	$23,854	$23,854
Warrants	48	—	—	48
Total	$48	$—	$23,854	$23,902

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are comprised of credit card receivables and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash with certain credit card processors as a deposit until services are rendered. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of March 31, 2024 and December 31, 2023, the Company had $10.7 million and $5.7 million, respectively, of restricted cash.

Warrants

The Company is party to issued and outstanding Public Warrants and has also issued warrants in connection with a commercial agreement with Saks.com LLC (the “Saks Warrant Shares”), both of which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. As the Public Warrants utilize an observable price in an active market to assess their fair value the warrants are categorized as Level 1 instruments. Additionally, as there was an immaterial amount of outstanding Saks Warrant Shares as of March 31, 2024, the Company concluded the fair market value of the outstanding Saks Warrant Shares to be less than $0.1 million as of March 31, 2024.

Convertible Note

The estimated fair value of the Note has been determined to be a Level 3 measurement, as the Company utilizes a binomial lattice model where both the debt and stock features of the Note are considered. In reviewing the debt features of the Note, the Company considered its scheduled coupon and principal payments and compared them to those of instruments currently outstanding in the market of companies with similar credit ratings as well as the risk-free rate. In considering the stock features of the Note, the Company considered the value and volatility of its own stock, in addition to considering volatility of similar instruments in the marketplace as well as the conversion feature of the Note which is discounted at the risk-free rate.

(15) Noncontrolling Interest

During the three months ended March 31, 2024 and 2023, 43.9% and 50.9%, respectively, of the consolidated net income (loss) of Inspirato LLC was allocated to the noncontrolling interests of Inspirato LLC. During the three months ended March 31, 2024 and 2023, the Company issued 36,000 shares and 108,000 shares, respectively, of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following table summarizes the changes in share ownership of Inspirato LLC (in thousands):

	New Common Units
	Inspirato Incorporated	Continuing Inspirato LLC Members	Continuing Inspirato LLC Members subject to vesting	Total
Balance as of January 1, 2023	3,136	2,983	85	6,204
Conversion of Class V to Class A	108	(108)	—	—
Vesting of profits interests	—	11	(11)	—
Issuance of Common Stock	91	—	—	91
Balance as of March 31, 2023	3,335	2,886	74	6,295

Balance as of January 1, 2024	3,537	2,907	—	6,444
Conversion of Class V to Class A	36	(36)	—	—
Vesting of profits interests	—	—	—	—
Issuance of Common Stock	103	—	—	103
Balance as of March 31, 2024	3,676	2,871	—	6,547

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

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleges that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. The Company believes it has meritorious defense to the claims in this matter and intends to vigorously defend against them.

Financial Guarantee Requirement

Inspirato LLC is a party to a financial guarantee requirement with a third party. The guarantee is being satisfied through $30 million of surety bonds. The financial guarantee bond agreement remains in effect and its term is continuous to align with the term of the agreement it supports.

Credit Card Reserve

The Company has committed to provide a $10 million reserve balance with a credit card processor through credit card transactions. As of March 31, 2024 and December 31, 2023, $10.0 million and $4.8 million, respectively, was reserved and is included in restricted cash within the Condensed Consolidated Balance Sheets.

(17) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, where several of the Company’s significant shareholders also hold a significant investment, primarily involving the continuation of services to Portico members until such memberships terminate. As of March 31, 2024 and December 31, 2023, balances due from related parties for these arrangements totaled $1.0 million and $0.8 million, respectively, and are recorded to accounts receivable, net – related parties on the Company’s Condensed Consolidated Balance Sheets. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico’s members from the Company’s total travel revenue is not practicable.

Inspirato LLC was party to certain property usage agreements with Exclusive Resorts, pursuant to which Inspirato LLC paid Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato members’ usage. For the three months ended March 31, 2024, Inspirato recognized no related party expense related to these agreements as these property usage agreements had been terminated during 2023. For the three months ended March 31, 2023, Inspirato recognized $0.4 million in related party expense related to these agreements. As of March 31, 2024 and December 31, 2023, Inspirato had paid all amounts due and payable under the property usage agreements.

In March of 2024, Inspirato LLC entered into license agreements with Exclusive Resorts for use of certain of the Company’s leased properties. These agreements, as amended in April 2024, commence in May and September of 2024. The agreements have initial terms of three years, subject to early termination rights for both parties. During the three months ended March 31, 2024, no revenue was recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Inspirato LLC has entered into lease agreements with certain Company executives and board members whereby Inspirato LLC leases property from those executives and board members and pays those executives and board members a fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements were less than $0.1 million for both the three months ended March 31, 2024 and 2023.

(18) Supplemental Financial Information

The following table presents the year-to-date supplemental and non-cash investing and financing activities (in thousands):

	Three months ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for income taxes	$67	$—
Significant non-cash transactions:
Conversion of Class V to Class A stock	$1,091	$—
Accounting principle adoption	$—	$204
Fixed assets purchased but unpaid, included in accounts payable at period end	$321	$265
Operating lease right-of-use assets exchanged for lease obligations	$11,216	$11,732

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2024. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

For travelers, we offer access to a diverse portfolio of vacation options that includes approximately 430 private luxury vacation homes available to our customers, and accommodations at over 240 luxury hotel and resort partners in over 180 destinations around the world as of March 31, 2024. Our portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

Our Loyalty Program

In August of 2023, we launched Inspirato Rewards (“Rewards”), our member loyalty program that supports our diverse portfolio of curated luxury vacation options for members with at least one active paid member subscription (“Subscription”). Rewards is designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earn one of the three Rewards statuses may earn, depending on their status, extra savings on Inspirato Club (“Club”) bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits.

Capital One Ventures Investment and Strategic Partnership

In August of 2023, we entered into the Investment Agreement (the “Investment Agreement”) with an affiliate of Capital One Services, LLC (“Capital One”), providing for a $25.0 million strategic investment by Capital One in the Company through the private placement of an 8% Senior Secured Convertible Note due 2028 (the “Note”). On September 29, 2023, we sold and issued the Note. The total net proceeds from this offering were approximately $23.1 million, after deducting $1.9 million of debt issuance costs.

The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

The Note is currently convertible at a conversion price of $30 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of the Company’s assets.

Additionally, our strategic partnership with Capital One is expected to provide us with a long-term partner with the ability to deliver increased demand for travel services as well as highly-qualified lead generation opportunities for our Club and Inspirato Pass (“Pass”) Subscription offerings, while providing Capital One a highly differentiated and exclusive luxury travel benefit for its consumers.

Reverse Stock Split

A reverse stock split in the ratio of 1-for-20 of our Class A Common Stock, Class B Non-Voting Common Stock and Class V Common Stock (“the Reverse Stock Split”) became effective as of October 16, 2023. Immediately after the Reverse Stock Split, each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares.

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

Active Subscriptions

We define Active Subscriptions as Subscriptions that are paid in full, as well as those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Legacy	7,500	9,100
Pass	2,100	3,300
Club	3,400	3,300
Total Active Subscriptions	13,000	15,700

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

Our Subscription revenue and operating results are impacted by our ability to attract and maintain members, including through our Rewards program.

Average Daily Rates and Total Occupancy

Average daily rate (“ADR”) is defined as the total paid travel revenue, divided by total paid nights in leased residences or hotel rooms and suites. ADR does not include Pass nights utilized. Occupancy is defined as all paid, Pass, Inspirato for Good (“IFG”), Inspirato for Business (“IFB”), employee and complimentary nights in all at-risk properties divided by the total number of at-risk nights available. Net-rate hotel partners are excluded from Hotel Occupancy as these are dependent on the hotel having capacity for Inspirato requests.

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

The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Three Months Ended March 31,
	2024	2023
Residences
Paid Nights Delivered	17,200	17,200
Total Nights Delivered	26,000	29,900
Occupancy	80%	77%
ADR	$1,965	$2,152

Hotels
Paid Nights Delivered (1)	8,800	10,800
Total Nights Delivered (1)	15,300	20,800
Occupancy (2)	73%	71%
ADR (2)	$1,053	$1,055

Total
Paid Nights Delivered (1)	26,000	28,100
Total Nights Delivered (1)	41,300	50,700
Occupancy (2)	78%	75%
ADR (2)	$1,655	$1,728

(1) Includes net-rate hotel nights.

(2) Excludes net-rate hotel nights as we purchase individual nights but do not have a total number of nights obligation.

Travel revenue is generally recognized when travel occurs. Amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs. We derive our travel revenue by charging a nightly rate for stays at our portfolio of residences and hotels. For residence and hotel stays, a service charge is also included. Travel revenue also includes amounts collected from fees when a trip is cancelled. A portion of travel revenue comes from customers who do not have paid Subscriptions; these customers receive trial Subscriptions and are primarily from IFG and IFB or are customers who are under promotions with partners, such as Exclusive Resorts. We also earn revenue from Inspirato Only experiences and Bespoke trips.

Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our members as well as the rates we charge for stays. Our revenue management team establishes nightly rates to optimize desired occupancy and revenue.

Other Factors Affecting Our Performance and Trends and Uncertainties

We believe that the growth and future success of our business depend on many factors, including those from the Key Business Metrics discussed above. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to continue to grow our business and further improve our results of operations.

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

Results of operations

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 (in thousands, other than percentages):

					Percent
	Three Months Ended		Amount of		change
	March 31,		increase		favorable
	2024	2023	(decrease)		(unfavorable)
Revenue	$80,245	$91,700	$(11,455)		(12)%
Cost of revenue (1)	48,524	60,056	(11,532)		19%
Gross margin	$31,721	$31,644	$77		0%
Gross margin percent	40%	35%	5	pp	15%

General and administrative (1)	$14,649	$17,907	$(3,258)		18%
Sales and marketing (1)	8,726	6,710	2,016		(30)%
Operations (1)	7,023	8,296	(1,273)		15%
Technology and development (1)	2,050	3,407	(1,357)		40%
Depreciation and amortization	1,001	979	22		(2)%
Interest, net	323	(113)	436		n/m
(Gain) loss on fair value instruments	(4,149)	104	(4,253)		n/m
Other (income) expense, net	(295)	57	(352)		n/m
Income (loss) and comprehensive income (loss) before income taxes	2,393	(5,703)	8,096		142%
Income tax expense	144	200	(56)		28%
Net income (loss) and comprehensive income (loss)	$2,249	$(5,903)	$8,152		138%

n/m - non-meaningful

pp - percentage point

(1)	Note the balances presented for cost of revenue, general and administrative, sales and marketing, operations and technology and development for the three months ended March 31, 2023 have been adjusted to reflect the current year’s presentation of the allocation of stock-based compensation. This change impacted gross margin for the three months ended March 31, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This change did not impact the loss before income taxes but, rather, was a reclassification between the financial statement line items. See the reclassification of prior year presentation footnote within Note 2 – Significant Accounting Policies in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Comparison of the three months ended March 31, 2024 and 2023:

Revenue. Total revenue decreased $11.5 million from $91.7 million for the three months ended March 31, 2023 to $80.2 million for the three months ended March 31, 2024, a decrease of 12%. Disaggregated revenue for the three months ended March 31, 2024 and 2023 is as follows (in thousands, other than percentages):

				Percent
	Three Months Ended		Amount of	change
	March 31,		increase	favorable
	2024	2023	(decrease)	(unfavorable)
Travel	$49,674	$55,128	$(5,454)	(10)%
Subscription	28,065	36,511	(8,446)	(23)%
Rewards and other revenue	2,506	61	2,445	4,008%
Total	$80,245	$91,700	$(11,455)	(12)%

Travel revenue decreased $5.5 million from $55.1 million for the three months ended March 31, 2023 to $49.7 million for the three months ended March 31, 2024. The decrease in travel revenue is primarily driven by a 7% decrease in paid nights delivered as well as a 4% decrease in the ADR recognized for those paid nights resulting in a $4.1 million and $2.3 million decrease, respectively, to travel revenue. Travel revenue further decreased $1.9 million for deferrals from the Rewards program that did not exist during the three months ended March 31, 2023. These decreases were partially offset by an increase of $2.8 million in revenue from IFG and IFB.

Subscription revenue decreased $8.4 million from $36.5 million for the three months ended March 31, 2023 to $28.1 million for the three months ended March 31, 2024. The decrease was primarily due to a 17% decrease in the number of Subscriptions during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, resulting in a $7.1 million decrease to subscription revenue as well as a decrease of $1.3 million for deferrals from the Rewards program that did not exist during the three months ended March 31, 2023.

Rewards and other revenue increased $2.4 million from $0.1 million for the three months ended March 31, 2023 to $2.5 million for the three months ended March 31, 2024. The increase was primarily the result of estimated usage related to Rewards, our member loyalty program, which was launched in August of 2023.

Cost of revenue. Cost of revenue decreased $11.5 million from $60.1 million for the three months ended March 31, 2023 to $48.5 million for the three months ended March 31, 2024, a decrease of 19%. The decrease was primarily a result of decreases in booking fees of $4.2 million driven by lower bookings, net decreases in lease costs of $3.3 million, net decreases of $2.3 million from the transition of certain employees from cost of revenue to operations after March 31, 2023 partially offset by increases in employee costs remaining in cost of revenue, and decreases of $1.7 million from other miscellaneous cost of revenue expenses from our cost savings initiatives.

General and administrative. General and administrative expenses decreased $3.3 million from $17.9 million for the three months ended March 31, 2023 to $14.6 million for the three months ended March 31, 2024, a decrease of 18%. The decrease was primarily a result of $2.0 million lower legal and professional services fees as well as a net decrease of $1.3 million due to lower headcount from the reductions in force that took place during 2023.

Sales and marketing. Sales and marketing expenses increased $2.0 million from $6.7 million for the three months ended March 31, 2023 to $8.7 million for the three months ended March 31, 2024, an increase of 30%. The increase was primarily a result of higher employee compensation of $1.8 million due to the transition of certain employees from operations to sales and marketing during 2023 as well as increases in employee costs between periods.

Operations. Operations expenses decreased $1.3 million from $8.3 million for the three months ended March 31, 2023 to $7.0 million for the three months ended March 31, 2024, a decrease of 15%, primarily due to a net decrease in compensation expense of $1.1 million from the transition of certain employees from operations to sales and marketing during 2023 partially offset by the transition of certain employees from cost of revenue into operations as well as a net increase in employee costs between periods.

Technology and development. Technology and development expenses decreased $1.4 million from $3.4 million for the three months ended March 31, 2023 to $2.1 million for the three months ended March 31, 2024, a decrease of 40%, primarily due to the reductions in force that took place during 2023, which were weighted towards personnel within the technology and development department.

Depreciation and amortization. Depreciation and amortization expenses remained flat during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest, net. Interest expense, net changed from net interest income of $0.1 million for the three months ended March 31, 2023 to net interest expense of $0.3 million for the three months ended March 31, 2024, primarily due to interest expense incurred in relation to the Note of $0.5 million partially offset by an increase in interest income of $0.1 million from our cash investments.

(Gain) loss on fair value instruments. Gains and losses on fair value instruments changed from a loss of $0.1 million for the three months ended March 31, 2023 to a gain of $4.1 million for the three months ended March 31, 2024. Warrant fair value losses were $0.1 million for the three months ended March 31, 2023 and $0.0 million for the three months ended March 31, 2024. The fair value gain recognized on the Note was $4.2 million during the three months ended March 31, 2024, primarily due to changes in discount rates. There were no debt fair value adjustments during the three months ended March 31, 2023.

Income tax expense. Income tax expense remained flat during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as we continue to maintain a valuation allowance against our deferred tax assets. We continue to maintain a valuation allowance against the full value of our net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had $22.6 million of cash and cash equivalents and $10.7 million of restricted cash. We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next twelve months. We are operating in an uncertain economic environment, however, and we cannot make assurances that our business will generate sufficient cash flow from operations or that financing will be available to us and in amounts sufficient to enable us to fund our other liquidity needs. If cash generated from our operations is not sufficient or available to meet our liquidity requirements, then we may be required to obtain additional financing in the future. There can be no assurances that equity or debt financing will be available to us if or when we need it or, if available, the terms will be satisfactory to us and not dilutive to our stockholders.

Our principal sources of liquidity have historically consisted of cash flow from financing activities as well as operating activities, primarily from revenue related to travel and Subscriptions. On September 29, 2023, we sold and issued the Note for net proceeds of approximately $23.1 million. We are in compliance with all covenants under the Note. For additional information on the Note, refer to “Overview—Capital One Ventures Investment and Strategic Partnership” above.

We have generally maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, Subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of March 31, 2024, deferred revenue included $75.9 million, $57.9 million, $18.0 million and $11.0 million for travel, Subscriptions, travel credits and Rewards, respectively. Also, as of March 31, 2024, our current operating lease liabilities totaled $62.9 million and our noncurrent operating lease liabilities totaled $192.2 million. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, other initiatives including the success of Rewards and overall economic conditions.

The following table presents summarized information from our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,202)	$(17,587)
Net cash used in investing activities	(1,502)	(3,209)
Net cash (used in) provided by financing activities	(276)	438
Net decrease in cash, cash equivalents and restricted cash	$(8,980)	$(20,358)

Cash Flows

Cash flows used in operating activities. Cash used in operating activities decreased from $17.6 million during the three months ended March 31, 2023 to $7.2 million during the three months ended March 31, 2024. This decrease was primarily driven by an increase in net income of $8.2 million, an increase of equity compensation of $2.2 million, as well as favorable changes in operating assets and liabilities of $6.8 million change in prepaid member travel, a $4.2 million change in account receivable net, a $2.0 million change in prepaid assets, and a $2.0 million change in accounts payable and accrued liabilities. These were offset by a $4.3 million change in gain on fair value instruments and a $10.9 million change in deferred revenue.

Cash flows used in investing activities. Cash used in investing activities decreased from $3.2 million during the three months ended March 31, 2023 to $1.5 million during the three months ended March 31, 2024. The decrease was driven by lower expenditures related to ongoing internal software development projects of $1.7 million.

Cash flows (used in) provided by financing activities. Cash provided by financing activities decreased from $0.4 million during the three months ended March 31, 2023 to cash used by financing activities of $0.3 million during the three months ended

March 31, 2024. The decrease was primarily due to no cash proceeds from option exercises during the three months ended March 31, 2024. Additionally, there were decreased payments of employee taxes for share based awards and decreased proceeds from option exercises during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Use of Cash and Contractual Obligations

We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including but not limited to potential future issuances of debt or equity. Our primary uses of cash are for operating expenses, lease payments and capital expenditures.

Our future commitments consist of obligations under the Note (including principal and coupon interest) and operating leases, primarily for vacation properties and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process to decrease our cash commitments related to operating leases, whereby we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. See Note 8 – Leases in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Future minimum annual commitments under these operating leases as of March 31, 2024 are as follows (in thousands):

Fiscal Year Ending	Operating leases
Remainder of 2024	$62,311
2025	69,682
2026	51,302
2027	38,316
2028	29,497
2029 and thereafter	72,518
Total minimum lease payments	$323,626

As of March 31, 2024, the Company was party to 19 leases that had not yet commenced. Future payments under these leases were $26.9 million as of March 31, 2024.

The $25.0 million Note is an unsubordinated secured obligation of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and is payable at the election of the Company in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

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

Adjusted Net Loss

We define Adjusted Net Loss as net income (loss) and comprehensive income (loss) less fair value gains and losses on financial instruments and asset impairments.

The above items are excluded from Adjusted Net Loss because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table presents a reconciliation of our net income (loss) and comprehensive income (loss), the closest GAAP measure, to Adjusted Net Loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) and comprehensive income (loss)	$2,249	$(5,903)
(Gain) loss on fair value instruments	(4,149)	104
Adjusted Net Loss	$(1,900)	$(5,799)

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) and comprehensive income (loss) less interest, income taxes, depreciation and amortization, equity-based compensation expense, fair value gains and losses on financial instruments and asset impairments. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net income (loss) and comprehensive income (loss), the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Three Months Ended March 31,
	2024	2023
Net income (loss) and comprehensive income (loss)	$2,249	$(5,903)
Interest, net	323	(113)
Income tax expense	144	200
Depreciation and amortization	2,628	1,906
Equity‑based compensation	2,878	657
(Gain) loss on fair value instruments	(4,149)	104
Adjusted EBITDA	$4,073	$(3,149)
Adjusted EBITDA Margin	5.1%	(3.4)%

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

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,202)	$(17,587)
Development of internal-use software	(236)	(1,932)
Purchase of property and equipment	(1,266)	(1,277)
Free Cash Flow	$(8,704)	$(20,796)

Recently Adopted Accounting Pronouncements

For information on recently adopted accounting pronouncements, see Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our principal market risk is our exposure to foreign currency risk.

Foreign Currency Risk

We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. During the three months ended March 31, 2024, our operating expenditures denominated in foreign currencies were approximately $6.0 million, primarily in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would have a $0.6 million impact to our Condensed Consolidated Financial Statements for the three months ended March 31, 2024.

Item 4. Controls and Procedures.

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

Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of March 31, 2024, our disclosure controls and procedures were not effective to a reasonable assurance level.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, our management has concluded that, notwithstanding the material weaknesses described below, the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for each of the periods presented, in conformity with U.S. GAAP.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in “Part II, Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weaknesses. Ongoing remediation activities include:

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

We believe the foregoing efforts will effectively remediate the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2023. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that controls are effective.

Changes in Internal Control Over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of the Company.		10-Q	001-39791	3.1	November 9, 2023
3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.2	October 18, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
10.1	Employment Agreement, dated as of March 20, 2024, by and between Inspirato LLC and Robert Kaiden		8-K	001-39791	10.1	March 28, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

Inspirato Incorporated

Date: May 9, 2024	By:	/s/ Eric Grosse
Eric Grosse
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Robert Kaiden
Robert Kaiden
Chief Financial Officer
(Principal Financial and Accounting Officer)