Form 10-Q
period 2024-06-30
Inspirato Inc
filed 2024-08-14
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 3,818,727 shares of Class A Common Stock, 2,857,635 shares of Class V Common Stock, no shares of Class B Non-Voting Common Stock and 8,624,792 Warrants outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,821	$36,566
Restricted cash	10,660	5,700
Accounts receivable, net	2,823	3,306
Accounts receivable, net – related parties	1,334	842
Prepaid member travel	17,577	20,547
Prepaid expenses	5,894	6,135
Other current assets	1,860	1,744
Total current assets	58,969	74,840
Property and equipment, net	17,717	19,504
Goodwill	21,233	21,233
Right-of-use assets	198,906	209,702
Other noncurrent assets	4,841	5,448
Total assets	$301,666	$330,727

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$20,570	$22,748
Deferred revenue	148,774	160,493
Lease liabilities	61,302	61,953
Total current liabilities	230,646	245,194
Deferred revenue, noncurrent	24,391	17,026
Lease liabilities, noncurrent	185,197	196,875
Convertible note	20,988	23,854
Other noncurrent liabilities	3,026	2,476
Total liabilities	464,248	485,425

Commitments and contingencies (Note 14)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 50,000 shares authorized, 3,819 and 3,537 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Class B common stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class V common stock, $0.0001 par value, 25,000 shares authorized, 2,858 and 2,907 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	6
Preferred stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	257,990	255,527
Accumulated deficit	(293,226)	(285,782)
Total equity (deficit) excluding noncontrolling interest	(35,223)	(30,242)
Noncontrolling interests	(127,359)	(124,456)
Total equity (deficit)	(162,582)	(154,698)
Total liabilities and equity (deficit)	$301,666	$330,727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$67,382	$84,092	$147,627	$175,792
Cost of revenue (including depreciation of $1,452, $2,741, $804 and $1,731 during the three and six months ended June 30, 2024 and 2023, respectively)	51,201	64,716	99,725	124,772
Asset impairments	—	30,054	—	30,054
Gross margin	16,181	(10,678)	47,902	20,966
General and administrative (including depreciation of $355, $693, $0 and $0 during the three and six months ended June 30, 2024 and 2023, respectively)	13,994	16,680	28,643	34,587
Sales and marketing	8,772	8,309	17,498	15,019
Operations	4,766	6,966	11,789	15,262
Technology and development	2,266	3,280	4,316	6,687
Depreciation and amortization	1,013	1,015	2,014	1,994
Interest expense (income), net	373	(414)	696	(527)
Loss (gain) on fair value instruments	316	(380)	(3,833)	(276)
Other expense (income), net	18	321	(277)	378
Loss and comprehensive loss before income taxes	(15,337)	(46,455)	(12,944)	(52,158)
Income tax expense	56	217	200	417
Net loss and comprehensive loss	(15,393)	(46,672)	(13,144)	(52,575)
Net loss and comprehensive loss attributable to noncontrolling interests	6,686	23,252	5,700	26,259
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(8,707)	$(23,420)	$(7,444)	$(26,316)

Loss Attributable to Inspirato Incorporated per Class A Share
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(2.33)	$(6.96)	$(2.03)	$(7.98)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(in thousands)

					Additional
	Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance as of January 1, 2023	3,136	$6	3,068	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	(2,896)	(3,007)	(5,903)
Equity-based compensation	—	—	—	—	657	—	—	657
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	91	—	—	—	438	—	—	438
Issuance of Class A shares upon conversion of Class V shares	108	1	(108)	—	(1,481)	—	1,480	—
Balance as of March 31, 2023	3,335	$7	2,960	$6	$245,266	$(236,923)	$(88,358)	$(80,002)
Net loss and comprehensive loss	—	—	—	—	—	(23,420)	(23,252)	(46,672)
Equity-based compensation	—	—	—	—	3,731	—	—	3,731
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	27	—	—	—	32	—	—	32
Issuance of Class A shares upon conversion of Class V shares	32	—	(32)	—	(683)	—	683	—
Balance at June 30, 2023	3,394	$7	2,928	$6	$248,346	$(260,343)	$(110,927)	$(122,911)

Balance as of January 1, 2024	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net income and comprehensive income	—	—	—	—	—	1,263	986	2,249
Equity-based compensation	—	—	—	—	2,878	—	—	2,878
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	103	—	—	—	(276)	—	—	(276)
Issuance of Class A shares upon conversion of Class V shares	36	—	(36)	—	(1,091)	—	1,091	—
Balance as of March 31, 2024	3,676	$7	2,871	$6	$257,038	$(284,519)	$(122,379)	$(149,847)
Net loss and comprehensive loss	—	—	—	—	—	(8,707)	(6,686)	(15,393)
Equity-based compensation	—	—	—	—	2,672	—	—	2,672
Issuance of common stock through employee stock purchase plan	24	—	—	—	84	—	—	84
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	106	—	—	—	(98)	—	—	(98)
Issuance of Class A shares upon conversion of Class V shares	13	—	(13)	—	(1,706)	—	1,706	—
Balance at June 30, 2024	3,819	$7	2,858	$6	$257,990	$(293,226)	$(127,359)	$(162,582)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,144)	$(52,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,448	3,725
Loss on disposal of fixed assets	164	588
Gain on fair value instruments	(3,833)	(276)
Asset impairments	—	30,054
Paid-in-kind interest included in net loss	1,030	—
Equity‑based compensation	5,550	4,388
Amortization of right-of-use assets	31,789	42,362
Changes in operating assets and liabilities:
Accounts receivable, net	483	(517)
Accounts receivable, net – related parties	(492)	388
Prepaid member travel	2,970	(2,270)
Prepaid expenses	241	(1,131)
Other assets	185	(1,192)
Accounts payable and accrued liabilities	(2,171)	(4,199)
Deferred revenue	(4,354)	(6,954)
Lease liabilities	(33,322)	(41,699)
Other liabilities	487	—
Net cash used in operating activities	(8,969)	(29,308)

Cash flows from investing activities:
Development of internal-use software	(356)	(4,556)
Purchase of property and equipment	(3,170)	(2,500)
Net cash used in investing activities	(3,526)	(7,056)

Cash flows from financing activities:
Payments of employee taxes for share based awards	(374)	(837)
Proceeds for purchases of shares for employee stock purchase plan	84	—
Proceeds from option exercises	—	1,307
Net cash (used in) provided by financing activities	(290)	470

Net decrease in cash, cash equivalents and restricted cash	(12,785)	(35,894)
Cash, cash equivalents and restricted cash – beginning of period	42,266	81,939
Cash, cash equivalents and restricted cash – end of period	$29,481	$46,045

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

For travelers, the Company offers access to a diverse portfolio of curated luxury vacation options that includes approximately 420 private luxury vacation homes available to the Company’s customers and accommodations at over 230 luxury hotel and resort partners in the Company’s over 180 destinations around the world as of June 30, 2024. The Company’s portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

As of June 30, 2024, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties located. These entities typically lease local properties.

Liquidity and Management’s Plans

During the year ended December 31, 2023, and the six months ended June 30, 2024, the Company experienced declines in active subscriptions, nights delivered and total average daily rates. As a result of these negative trends, revenues declined to $67.4 million and $147.6 million for the three and six months ended June 30, 2024, respectively, from $84.1 million and $175.8 million for the three and six months ended June 30, 2023, respectively. The Company also experienced negative cash flows from operating activities of $9.0 million and $29.3 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, the Company had $18.8 million of cash and cash equivalents and $10.7 million of restricted cash compared to $36.6 million of cash and cash equivalents and $5.7 million of restricted cash balances as of December 31, 2023.

As result of the continued operational challenges and significance of those conditions in relation to the Company’s liquidity needs, management has developed and is executing on plans to address improvements in operations as well as obtain new capital investments that the Company believes will allow the Company to continue to meet its projected working capital and capital expenditure requirements for a period of at least the next twelve months. As of the date of these consolidated financial statements, the Company has implemented the following initiatives:

Capital Initiatives:

●	On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC, a Delaware limited liability company (the “Purchaser”), to acquire $10.0 million of Class A common stock, $0.00001 par value per share, at $3.43 per share, and a warrant to acquire an additional 2.9 million shares of Class A common stock, for an aggregate purchase price of $10.0 million (the “One Planet Financing”). Upon closing, the Purchaser has the ability to name three new Directors to the Inspirato Board of Directors and the size of the Company’s Board is expected to remain at seven Directors. At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing, which is expected to occur in September 2024 and is subject to approval of the Company’s stockholders, the Purchaser will acquire the remaining 1,580,180 shares for $5.4 million, subject to a shareholder vote. In addition, pursuant to the Investment Agreement, the Purchaser was granted an option to acquire additional shares of Class A common stock for $3.43 per share with an aggregate purchase price of up to $2.5 million. The option may be exercised only if the second closing occurs. Additionally, along with each purchase of shares of Class A common stock, including optional additional shares, the Purchaser obtains an equivalent number of warrants which can each be exercised for an additional share of Class A common stock for $3.43 per warrant and is exercisable for 5 years. These warrants will be issued only if the second tranche closing occurs.

The Company is also pursuing additional financing strategies and options. There can be no assurances that additional financing will be available at terms that will be satisfactory to the Company.

Operational Initiatives:

●	The Company initiated a:
o	15% reduction of force of its headcount on August 12, 2024.
o	Entered into a Lease Termination and Surrender Agreement on August 12, 2024, effective August 31, 2024, (the “Termination Agreement”) of certain previously impaired, underperforming leases whereby the Company is extinguishing approximately $41.2 million in lease liabilities as of the effective date of the Termination Agreement for leases that previously did not have termination rights.

Based on management’s plans, the Company expects to have sufficient liquidity for the continued operations of the Company’s business and necessary capital expenditures for a period of at least the next twelve months.

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

These Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2023 and 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

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

(b) Reclassification of Prior Year Presentation

Reclassifications of previously reported amounts have been made to conform to the current year’s presentation. Accounts payable and accrued liabilities, which had been previously reported separately, have been combined within the Condensed Consolidated Statements of Cash Flows. This reclassification did not impact previously reported amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss or Condensed Consolidated Statements of Equity (Deficit).

To conform with the current year’s presentation where equity-based compensation reported is allocated between the applicable financial statement line items within the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company reclassified $1.2 million and $1.4 million of equity-based compensation expense for the three and six months ended June 30, 2023, respectively, out of general and administrative and into cost of revenue, sales and marketing, operations, and technology and development. This adjustment impacted the Company’s gross margin presented within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This adjustment did not impact the Company’s net loss presented within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023. This adjustment did not impact previously reported amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity (Deficit) or Condensed Consolidated Statements of Cash Flows.

See the table below for a reconciliation of previously reported balances to the adjusted balances for this year’s presentation within the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	For the three months ended June 30, 2023
	Previously Reported	Adjustment	Adjusted Presentation
Cost of revenue	$64,686	$30	$64,716
General and administrative	$17,885	$(1,205)	$16,680
Sales and marketing	$7,954	$355	$8,309
Operations	$6,419	$547	$6,966
Technology and development	$3,007	$273	$3,280

	For the six months ended June 30, 2023
	Previously Reported	Adjustment	Adjusted Presentation
Cost of revenue	$124,738	$34	$124,772
General and administrative	$35,995	$(1,408)	$34,587
Sales and marketing	$14,601	$418	$15,019
Operations	$14,624	$638	$15,262
Technology and development	$6,369	$318	$6,687

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

(3) Revenue

Revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Travel	$38,846	$48,031	$88,520	$103,159
Subscription	25,240	36,038	53,305	72,549
Rewards and other revenue	3,296	23	5,802	84
Total	$67,382	$84,092	$147,627	$175,792

The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract. As of June 30, 2024, the balance of capitalized commissions was $1.9 million, of which $1.2 million is included within other current assets and $0.7 million is included within other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. During the three months ended June 30, 2024 and 2023 the Company recognized $0.8 million and $0.1 million, respectively, of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the six months ended June 30, 2024 and 2023, the Company recognized $1.1 million and $0.1 million, respectively, of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Contract liabilities include deferred revenue as discussed below.

Assets and liabilities related to contracts with members are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Assets:
Accounts receivable, net	$2,823	$3,306
Prepaid member travel	$17,577	$20,547
Other current assets	$1,117	$1,053
Other noncurrent assets	$744	$845

Liabilities:
Deferred revenue, current	$148,774	$160,493
Deferred revenue, noncurrent	$24,391	$17,026

Deferred revenue is comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Travel	$81,012	$81,613
Subscriptions	63,793	66,367
Travel credits	16,788	18,852
Rewards	11,572	10,687
Total	173,165	177,519
Less: Deferred revenue, noncurrent	24,391	17,026
Deferred revenue, current	$148,774	$160,493

During the six months ended June 30, 2024, $107.8 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2023. Significant movements in the deferred revenue balance during the six months ended June 30, 2024 consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases as performance obligations were satisfied. During the six months ended June 30, 2023, $103.4 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2022.

Deferred revenue includes payments received in advance from members and is generally recognized to revenue within 2 years. Deferred revenue related to Inspirato Rewards (“Rewards”) represents multiple performance obligations associated with the Company’s member loyalty program. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). Deferred revenue related to Inspirato Invited (“Invited”) subscriptions is amortized over the ten-year contract period.

(4) Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Software	$1,968	$2,899
Insurance	2,522	1,873
Property operations	906	720
Operating supplies	498	643
Total	$5,894	$6,135

Prepaid Member Travel

Prepaid member travel of $17.6 million and $20.5 million as of June 30, 2024 and December 31, 2023, respectively, includes deposits for future member travel.

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	Useful Life	June 30,	December 31,
	(years)	2024	2023
Residence leasehold improvements	3	$21,465	$21,372
Internal-use software	3	17,587	16,510
Corporate office leasehold improvements	3	3,901	5,323
Furniture, fixtures and equipment	5	1,262	1,214
Computer equipment	3	1,114	1,114
Residence vehicles	5	584	689
Total cost		45,913	46,222
Accumulated depreciation and amortization		(28,196)	(26,718)
Property and equipment, net		$17,717	$19,504

(6) Accounts Payable and Accrued Liabilities

The following table presents the components of accounts payable and accrued liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Trade creditors	$10,742	$11,644
Occupancy taxes payable	6,188	6,823
Compensation accruals	3,429	3,786
Income and other taxes payable	211	495
Accounts payable and accrued liabilities	$20,570	$22,748

(7) Debt

Convertible Note

On August 7, 2023, the Company entered into an investment agreement with Oakstone Ventures, Inc. (“Oakstone”), an affiliate of Capital One Services, LLC (“Capital One”), relating to the sale and issuance to Oakstone of an 8% Senior Secured Convertible Note due 2028 in a principal amount of $25.0 million (the “Note”). On September 29, 2023, the Company issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.

The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of June 30, 2024 and December 31, 2023, the outstanding amount of the Note was $26.5 million and $25.5 million, respectively.

The current conversion price of the Note is $30 per share, which has been adjusted for the September 26, 2023 Reverse Stock Split, and on or after September 29, 2026 the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note also includes a minimum liquidity threshold of $10 million.

The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. A fair value loss of $0.3 million and a fair value gain of $3.9 million for the three and six months ended June 30, 2024, respectively, were recorded in (gain) loss on fair value instruments within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Loan Facility

In October of 2020, the Company obtained a revolving line of credit that was scheduled to mature October of 2023 and was terminated in March of 2023. The facility had a limit of $14 million. There was no interest expense related to the facility for the three and six months ended June 30, 2023.

Interest, Net

The Company incurred net interest expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and net interest income $0.4 million and $0.5 million for the three and six months ended June 30, 2023, respectively, which has been recognized to interest, net within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company incurred interest expense on the Note of $0.5 million and $1.0 million during the three and six months ended June 30, 2024, respectively. The Company did not incur interest expense on the Note during the three and six months ended June 30, 2023 as the Note was not yet issued. The interest expense was offset by interest income from the Company’s banking relationship of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2023, respectively.

(8) Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of June 30, 2024, active leases have remaining terms ranging from 1 to 19 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table details the composition of operating lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$18,830	$22,360	$38,558	$45,158
Variable lease expense	$200	$116	$501	$502

The maturities of the Company’s operating lease liabilities as of June 30, 2024 are as follows (in thousands):

Fiscal Year Ending	Operating leases
Remainder of 2024	$41,573
2025	71,450
2026	52,994
2027	39,788
2028	31,032
2029 and thereafter	76,668
Total minimum lease payments	313,505
Less: interest expense	(67,006)
Present value of lease obligations	246,499
Less: current lease obligations	(61,302)
Long-term lease obligations	$185,197

As of June 30, 2024, the Company was party to 16 leases that had not yet commenced. Future payments under these leases were $24.3 million as of June 30, 2024.

The following table presents additional information about the Company’s operating lease obligations:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.5	5.6
Weighted-average discount rate	8.83%	8.23%

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.

During the three and six months ended June 30, 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that none of the right-of-use assets for leases had net carrying values that exceeded their estimated undiscounted future cash flows and therefore no impairment was recorded for the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for thirty-three leases had net carrying values that exceeded their estimated undiscounted future cash flows. These leases were primarily related to one group of underperforming properties in a single geographic location. The Company then estimated the fair value of the asset groups based on their cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $30.1 million and property and equipment impairment of $0.3 million for the three and six months ended June 30, 2023. These impairments are recorded in asset impairments within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

(9) Income Taxes

As of June 30, 2024, Inspirato Incorporated holds 57.2% of the economic interest in Inspirato LLC (see Note 13), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 57.2% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was negative 0.4% and negative 1.5% for the three and six months ended June 30, 2024, respectively, and negative 0.5% and negative 0.8% for the three and six months ended June 30, 2023, respectively. The effective income tax rate for the three and six months ended June 30, 2024 differed from the statutory rate in the respective periods, primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance. Income tax expense recorded in the three and six months ended June 30, 2024 and 2023 represents amounts owed to foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of June 30, 2024 and December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

On February 11, 2022, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company is generally required to pay holders of the noncontrolling interests in Inspirato LLC, who also hold noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated, (the “Continuing Inspirato Members”) 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato Incorporated's Class A common stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest).

The original TRA provides that, in certain events, including Inspirato’s exercise of early termination rights, Inspirato’s obligations under the TRA will accelerate and Inspirato will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to Inspirato’s future taxable income. On August 9, 2024, the TRA was amended by the Company and the other parties signatory thereto. As so amended, the TRA will terminate in full and in August 2024, the Company will pay $0.3 million to settle the TRA.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

As of June 30, 2024, the Company has recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $2.9 million, within other noncurrent liabilities on the condensed consolidated balance sheets based on its current estimate of their realizability.

(10) Equity of Inspirato Incorporated

The Company had three classes of common stock as of June 30, 2024: Class A, Class V and Class B Common Stock. Holders of the Class A and Class V Common Stock will vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A or Class V Common Stock will be entitled to one vote on such matters. Holders of Class B Common Stock do not have voting rights. No class of common stock has any conversion rights.

(11) Loss Attributable to Inspirato Incorporated per Class A Share

Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends.

EPS is computed using the two-class method. Under the two-class method, the Company allocates net income attributable to Inspirato Incorporated to Class A Common Stock (including those with vested share-based awards). Basic earnings per share is calculated by taking net income attributable to Inspirato Incorporated, less earnings allocated to Class A Common Stock, divided by the basic weighted-average Class A Common Stock outstanding. Net loss per share is calculated by taking net loss attributable to Inspirato Incorporated divided by weighted-average Class A Common Stock outstanding. In accordance with the two-class method, diluted earnings (loss) per share is calculated using the more dilutive of the impact of the treasury-stock method or from reducing net income for the earnings allocated to Class A Common Stock.

The following table presents the Company’s basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Inspirato Incorporated	$(8,707)	$(23,420)	$(7,444)	$(26,316)
Weighted average Class A Shares outstanding, Basic and Diluted	3,730	3,367	3,663	3,299
Net loss attributable to Inspirato Incorporated per Class A Share, Basic and Diluted	$(2.33)	$(6.96)	$(2.03)	$(7.98)

Due to the net loss attributable to Inspirato Incorporated for the three and six months ended June 30, 2024 and 2023, diluted weighted-average Class A shares outstanding are equal to basic weighted-average shares outstanding as the effect of any incremental equity awards is anti-dilutive. The following securities are excluded from the computation of diluted shares for the three and six months ended June 30, 2024 and 2023 due to their anti-dilutive effects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	564	943	606	857
Stock options	165	237	177	249
Warrants	431	431	431	431
Note	885	—	885	—
Anti-dilutive securities	2,045	1,611	2,099	1,537

(12) Equity-Based Compensation

During the three and six months ended June 30, 2024 and 2023, the Company recognized $2.7 million, $5.6 million, $3.7 million and $4.4 million, respectively, of equity-based compensation. The following table details where equity-based compensation is recognized on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$14	$30	$32	$34
General and administrative	1,943	2,526	4,005	2,980
Sales and marketing	248	355	570	418
Operations	283	547	576	638
Technology and development	184	273	367	318
Total equity-based compensation	$2,672	$3,731	$5,550	$4,388

The Company also recognized income tax benefits from stock compensation of $0.4 million, $0.8 million, $0.4 million and $0.5 million for the three and six months ended June 30, 2024 and 2023, respectively.

2021 Plan

The following table represents restricted stock unit (“RSU”) activity for the six months ended June 30, 2024 and 2023:

	Number of units (in thousands)	Weighted average grant date fair value
Outstanding as of December 31, 2022	275	$124.60
Granted	783	$27.41
Vested	(85)	$120.40
Forfeited	(42)	$56.06
Outstanding as of June 30, 2023	931	$46.34

Outstanding as of December 31, 2023	727	$41.42
Granted	308	$3.94
Vested	(300)	$35.09
Forfeited	(30)	$35.46
Outstanding as of June 30, 2024	705	$27.99

As of June 30, 2024, there was $14.4 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.7 years. Additionally, during the three and six months ended June 30, 2024, the Company accelerated vesting of some RSUs which resulted in $0.5 million and $0.8 million, respectively, of incremental compensation cost recognized in the period.

Unit Option Plan

The Company had 152,000 and 204,000 stock options outstanding and exercisable as of June 30, 2024 and December 31, 2023, respectively. No options have been granted since January of 2021. There were no stock option exercises during the three and six months ended June 30, 2024. There were 7,000 and 37,000 stock option exercises during the three and six months ended June 30, 2023, respectively, at a weighted average exercise price of $15.60 and $15.60 per share, respectively.

(13) Noncontrolling Interest

As of June 30, 2024 and December 31, 2023 the noncontrolling interests owned 42.8% and 45.1%, respectively, of Inspirato LLC. During the three and six months ended June 30, 2024 and 2023, the Company issued 13,000 shares, 49,000 shares, 32,000 shares and 140,000 shares, respectively, of Class A Common Stock in exchange for the same number of New Common Units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following table summarizes the changes in share ownership of Inspirato LLC (in thousands):

	New Common Units
	Inspirato Incorporated	Continuing Inspirato LLC Members	Continuing Inspirato LLC Members subject to vesting	Total
Balance as of January 1, 2023	3,136	2,983	85	6,204
Conversion of Class V to Class A	140	(140)	—	—
Vesting of profits interests	—	22	(22)	—
Issuance of Common Stock from net option exercises	118	—	—	118
Balance as of June 30, 2023	3,394	2,865	63	6,322

Balance as of January 1, 2024	3,537	2,907	—	6,444
Conversion of Class V to Class A	49	(49)	—	—
Issuance of Common Stock from employee stock purchases and vesting of restricted stock units	233	—	—	233
Balance as of June 30, 2024	3,819	2,858	—	6,677

(14) Commitments and Contingencies

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

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed objections to these recommendations on July 30, 2024. The Company responded to these objections on August 13, 2024 and expects the Court to dismiss the shareholder lawsuit.

Financial Guarantee Requirement

Inspirato LLC is a party to a financial guarantee requirement with a third party. The guarantee is satisfied through $30 million in surety bonds. The surety bond agreements remain in effect and their term is continuous. The surety has the right to terminate the bonds upon 180 days’ notice. Inspirato LLC has the right to terminate the bonds upon termination and satisfaction of the agreement which the bonds secure.

Credit Card Reserve

The Company has a $10 million restricted cash reserve balance with a credit card issuer. As of June 30, 2024 and December 31, 2023, $10.0 million and $4.8 million, respectively, was reserved and is included in restricted cash within the Condensed Consolidated Balance Sheets.

(15) Fair Value Measurements

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 based on the three-tier fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$18,821	$—	$—	$18,821
Restricted cash	10,660	—	—	10,660
Total	$29,481	$—	$—	$29,481
Liabilities
Convertible Note	$—	$—	$20,988	$20,988
Warrants	112	—	—	112
Total	$112	$—	$20,988	$21,100

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$36,566	$—	$—	$36,566
Restricted cash	5,700	—	—	5,700
Total	$42,266	$—	$—	$42,266
Liabilities
Convertible Note	$—	$—	$23,854	$23,854
Warrants	48	—	—	48
Total	$48	$—	$23,854	$23,902

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are comprised of credit card receivables and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash with certain credit card processors as a deposit until services are rendered. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of June 30, 2024 and December 31, 2023, the Company had $10.7 million and $5.7 million, respectively, of restricted cash.

Warrants

The Company is party to issued and outstanding Public Warrants and has also issued warrants in connection with a commercial agreement with Saks.com LLC (the “Saks Warrant Shares”), both of which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. As the Public Warrants utilize an observable price in an active market to assess their fair value the warrants are categorized as Level 1 instruments. Additionally, as there was an immaterial amount of outstanding Saks Warrant Shares as of June 30, 2024, the Company concluded the fair market value of the outstanding Saks Warrant Shares to be less than less than $0.1 million as of June 30, 2024. On July 31, 2024, the Company terminated the commercial agreement with Saks.com LLC and paid a termination fee of less than $0.1 million.

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

(16) Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. At June 30, 2024 and December 31, 2023, the Company had approximately 117,000 and 141,000 shares of Class A Common Stock, respectively, which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by Inspirato for at least six months are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During both the three and six months ended June 30, 2024, there were 24,000 shares of Class A Common Stock purchased by employees through the ESPP. During both the three and six months ended June 30, 2023, there were no employee purchases of Class A Common Stock through the ESPP.

401(k) Employee Savings Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. During both the three and six months ended June 30, 2024, the Company made no matching contributions. During the three and six months ended June 30, 2023, the Company matched $0.3 million and $0.9 million, respectively.

(17) Related Party Transactions

As part of the Portico acquisition in 2013, Inspirato LLC entered into certain ancillary and commercial arrangements with Exclusive Resorts, where several of the Company’s significant shareholders also hold a significant investment, primarily involving the continuation of services to Portico members until such memberships terminate. As of June 30, 2024 and December 31, 2023, balances due from related parties for these arrangements totaled $1.3 million and $0.8 million, respectively, and are recorded to accounts receivable, net – related parties on the Company’s Condensed Consolidated Balance Sheets. Revenue related to these arrangements is included in the Company's travel revenue. Separating revenue related to Portico’s members from the Company’s total travel revenue is not practicable.

Inspirato LLC was party to certain property usage agreements with Exclusive Resorts, pursuant to which Inspirato LLC paid Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato members’ usage. For the three and six months ended June 30, 2024, Inspirato recognized no related party expense related to these agreements as these property usage agreements had been terminated during 2023. For the three and six months ended June 30, 2023, Inspirato recognized $0.1 million and $0.6 million, respectively, in related party expense related to these agreements. As of June 30, 2024 and December 31, 2023, Inspirato had paid all amounts due and payable under the property usage agreements.

In March of 2024, Inspirato LLC entered into license agreements with Exclusive Resorts for use of certain of the Company’s leased properties. These agreements, as amended in April 2024, commence in May and September of 2024. The agreements have initial terms of three years, subject to early termination rights for both parties. For the three and six months ended June 30, 2024, $0.1 million and $0.1 million, respectively, of revenue was recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Inspirato LLC has entered into lease agreements with certain Company executives and board members whereby Inspirato LLC leases property from those executives and board members and pays those executives and board members a fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements were less than $0.1 million during both the three and six months ended June 30, 2024. Total payments made under these lease agreements were less than $0.1 million for both the three and six months ended June 30, 2023.

(18) Supplemental Financial Information

The following table presents the year-to-date supplemental and non-cash investing and financing activities (in thousands):

	Six months ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for income taxes	$106	$59
Significant non-cash transactions:
Conversion of Class V to Class A stock	$2,797	$—
Accounting principle adoption	$—	$204
Fixed assets purchased but unpaid, included in accounts payable at period end	$367	$1,038
Operating lease right-of-use assets exchanged for lease obligations	$20,993	$35,068

(19) Subsequent Events

As discussed in Note 1 – Nature of Business, on August 12, 2024, the Company entered into the Investment Agreement for the One Planet Financing. At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing, which is expected to occur in September 2024 and is subject to approval of the Company’s stockholders, the Purchaser will acquire the remaining 1,580,180 shares for $5.4 million. In addition, pursuant to the Investment Agreement, the Purchaser was granted an option to acquire additional shares of Class A common stock for $3.43 per share with an aggregate purchase price of up to $2.5 million. The option may be exercised only if the second closing occurs. Additionally, along with each purchase of shares of Class A common stock, including optional additional shares, the Purchaser obtains an equivalent number of warrants which can each be exercised for an additional share of Class A common stock for $3.43 per warrant and is exercisable for 5 years. These warrants will be issued only if the second tranche closing occurs. Further, as part of the Investment Agreement, on August 12, 2024, the Company performed a reduction in force of 15% of the Company’s headcount as of that date. Additionally, on August 13, 2024, in connection with the financing transaction CEO Eric Grosse resigned from that position and Payam Zamai was named CEO and Chairman of the Board.

On August 12, 2024, the Company entered into the Termination Agreement, effective August 31, 2024, with a third party to terminate the Company’s lease agreement related to one group of underperforming properties in a single geographic location. As part of the Termination Agreement, the Company will pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. The Termination Agreement will result in a decrease to the Company’s operating lease liabilities of approximately $41.2 million as of the effective date of the Termination Agreement. Additionally, as part of the Termination Agreement the Purchaser agreed to act as Guarantor of the $6.6 million termination fee. As compensation for that guarantee the Company will pay the Purchaser $0.6 million ratably over six months beginning January 2025.

On August 9, 2024, the TRA was amended by the Company and the other parties signatory thereto. As so amended, the TRA will terminate in full and in August 2024, the Company will pay $0.3 million to settle the TRA. See Note 9 for further discussion on the TRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2024. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

For travelers, we offer access to a diverse portfolio of vacation options that includes approximately 420 private luxury vacation homes available to our customers, and accommodations at over 230 luxury hotel and resort partners in over 180 destinations around the world as of June 30, 2024. Our portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

Inspirato Invited

In June of 2024, we launched Inspirato Invited (“Invited”), a ten-year subscription that offers a fixed daily rate to our members in exchange for a substantial upfront enrollment fee.

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

Capital One Ventures Investment and Strategic Partnership

In August of 2023, we entered into an investment agreement with an affiliate of Capital One Services, LLC (“Capital One”), providing for a $25.0 million strategic investment by Capital One in the Company through the private placement of an 8% Senior Secured Convertible Note due 2028 (the “Note”). On September 29, 2023, we sold and issued the Note. The total net proceeds from this offering were approximately $23.1 million, after deducting $1.9 million of debt issuance costs.

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

Active Subscriptions

We define Active Subscriptions as Subscriptions that are paid in full, as well as those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Legacy	7,200	8,700
Pass	1,900	3,000
Club	3,600	3,500
Total Active Subscriptions	12,700	15,200

Legacy Subscriptions, an offering we no longer sell, had substantial enrollment fees and have annual dues that are lower than annualized dues for Club Subscriptions. Club and Pass Subscriptions are available through monthly, semi-annual, annual, and multi-year contracts. Invited Subscriptions are available through ten-year contracts and include fixed nightly rates for the duration of the contract term and are included as part of Club subscriptions above given the limited number of sales as the program was launched in June of 2024. The majority of our Subscriptions are annual or multi-year contracts.

Subscription revenue is comprised of enrollment fees and recurring dues, net of discounts and travel incentives provided to members. We typically bill upfront for Club and Pass Subscriptions and Subscription payments are non-refundable. Our Subscription agreements typically auto-renew after the initial term. Our agreements are generally cancellable by providing 30 days’ notice.

Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Revenue is recognized ratably over the related contractual term, generally beginning on the date that our platform is made available to a member. Invited Subscription revenue is amortized over the ten-year contract period.

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

The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residences
Paid Nights Delivered	13,600	14,000	30,500	31,200
Total Nights Delivered	21,700	27,900	47,300	57,700
Occupancy	70%	72%	74%	74%
ADR	$1,535	$1,744	$1,744	$1,969

Hotels
Paid Nights Delivered (1)	8,300	11,100	17,400	22,000
Total Nights Delivered (1)	14,000	19,500	29,800	40,300
Occupancy (2)	79%	76%	73%	73%
ADR (2)	$1,035	$922	$1,044	$988

Total
Paid Nights Delivered (1)	21,900	25,100	47,900	53,100
Total Nights Delivered (1)	35,700	47,400	77,000	98,000
Occupancy (2)	71%	73%	74%	74%
ADR (2)	$1,346	$1,379	$1,514	$1,563

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

Results of operations

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2024 and 2023 (in thousands, other than percentages):

					Percent
	Three Months Ended		Amount of		change
	June 30,		increase		favorable
	2024	2023	(decrease)		(unfavorable)
Revenue	$67,382	$84,092	$(16,710)		(20)%
Cost of revenue (1)	51,201	64,716	(13,515)		21%
Asset impairments	—	30,054	(30,054)		100%
Gross margin	$16,181	$(10,678)	$(26,859)		252%
Gross margin percent	24%	(13)%	(37)	pp

General and administrative (1)	$13,994	$16,680	$(2,686)		16%
Sales and marketing (1)	8,772	8,309	463		(6)%
Operations (1)	4,766	6,966	(2,200)		32%
Technology and development (1)	2,266	3,280	(1,014)		31%
Depreciation and amortization	1,013	1,015	(2)		(0)%
Interest, net	373	(414)	787		n/m
Loss (gain) on fair value instruments	316	(380)	696		n/m
Other expense, net	18	321	(303)		94%
Loss and comprehensive loss before income taxes	(15,337)	(46,455)	31,118		67%
Income tax expense	56	217	(161)		74%
Net loss and comprehensive loss	$(15,393)	$(46,672)	$(31,279)		67%

n/m - non-meaningful

pp - percentage point

(1)	Note the balances presented for cost of revenue, general and administrative, sales and marketing, operations and technology and development for the three months ended June 30, 2023 have been adjusted to reflect the current year’s presentation of the allocation of stock-based compensation. This change impacted gross margin for the three months ended June 30, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This change did not impact the loss before income taxes but, rather, was a reclassification between the financial statement line items. See the reclassification of prior year presentation footnote within Note 2 – Significant Accounting Policies in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Comparison of the three months ended June 30, 2024 and 2023:

Revenue. Total revenue decreased $16.7 million from $84.1 million for the three months ended June 30, 2023 to $67.4 million for the three months ended June 30, 2024, a decrease of 20%. Disaggregated revenue for the three months ended June 30, 2024 and 2023 is as follows (in thousands, other than percentages):

				Percent
	Three Months Ended		Amount of	change
	June 30,		increase	favorable
	2024	2023	(decrease)	(unfavorable)
Travel	$38,846	$48,031	$(9,185)	(19)%
Subscription	25,240	36,038	(10,798)	(30)%
Rewards and other revenue	3,296	23	3,273	14,230%
Total	$67,382	$84,092	$(16,710)	(20)%

Travel revenue decreased $9.2 million from $48.0 million for the three months ended June 30, 2023 to $38.8 million for the three months ended June 30, 2024. The decrease in travel revenue is primarily driven by a 13% decrease in paid nights delivered as well as a 2% decrease in the ADR recognized for those paid nights resulting in decreases of $6.1 million and $1.2 million, respectively, to travel revenue. Travel revenue further declined by $1.6 million for deferrals from the Rewards program that did not exist during the three months ended June 30, 2023. Further declines in travel revenue were caused by net decreases in service fee revenue, cancel fee revenue, partner commission revenue and other travel revenue of $1.6 million and a decrease in contra revenue recognized for perks consumed for travel of $1.5 million. These decreases were partially offset by an increase of $3.0 million in revenue from IFG and IFB.

Subscription revenue decreased $10.8 million from $36.0 million for the three months ended June 30, 2023 to $25.2 million for the three months ended June 30, 2024. The decrease is primarily due to a 16% decrease in the number of subscriptions during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, resulting in a $5.9 million decrease to subscription revenue as well as a $3.8 million decrease from a decline in the revenue recognized per subscription due to the decline in Pass subscriptions. Additionally, subscription revenue further declined by $1.1 million for deferrals from the Rewards program that did not exist during the three months ended June 30, 2023.

Rewards and other revenue increased $3.3 million from less than $0.1 million for the three months ended June 30, 2023 to $3.3 million for the three months ended June 30, 2024. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, which was launched in August of 2023.

Cost of revenue. Cost of revenue decreased $13.5 million from $64.7 million for the three months ended June 30, 2023 to $51.2 million for the three months ended June 30, 2024, a decrease of 21%. The decrease is primarily a result of decreases in booking fees of $9.9 million driven by lower bookings, net decreases in lease costs of $3.5 million and a net decrease of $0.2 million from the transition of certain employees from cost of revenue to operations after June 30, 2023 partially offset by increases in employee costs remaining in cost of revenue.

Asset impairments. Asset impairments decreased $30.1 million from $30.1 million for the three months ended June 30, 2023 to $0.0 million for the three months ended June 30, 2024. During the three months ended June 30, 2023, we identified 33 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $30.1 million and property plant and equipment impairments of $0.3 million for the three months ended June 30, 2023. No asset impairments were identified for the three months ended June 30, 2024.

General and administrative. General and administrative expenses decreased $2.7 million from $16.7 million for the three months ended June 30, 2023 to $14.0 million for the three months ended June 30, 2024, a decrease of 16%. The decrease is primarily a result of a decrease of $1.8 million due to lower headcount from the reductions in force that took place during 2023, decreases of $0.6 million due to lower software license expenses, net decreases of $0.8 million from other expenses, including merchant processing fees and taxes and fees, partially offset by $0.5 million of higher legal and professional services fees.

Sales and marketing. Sales and marketing expenses increased $0.5 million from $8.3 million for the three months ended June 30, 2023 to $8.8 million for the three months ended June 30, 2024, an increase of 6%. The increase is primarily a result of higher employee compensation due to the transition of certain employees from operations to sales and marketing during 2023 as well as increases in employee costs between periods.

Operations. Operations expenses decreased $2.2 million from $7.0 million for the three months ended June 30, 2023 to $4.8 million for the three months ended June 30, 2024, a decrease of 32%, primarily due to a decrease of $1.3 million from the net transition of certain employees from cost of revenue into operations and from operations to sales and marketing and a net decrease of $0.8 million from lower spend due to decreases in the number of residences and other cost savings initiatives.

Technology and development. Technology and development expenses decreased $1.0 million from $3.3 million for the three months ended June 30, 2023 to $2.3 million for the three months ended June 30, 2024, a decrease of 31%, primarily due to the reductions in force that took place during 2023, which were weighted towards personnel within the technology and development department.

Depreciation and amortization. Depreciation and amortization expenses remained flat for the three months ended June 30, 2023 and the three months ended June 30, 2024, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest, net. Interest expense, net changed from net interest income of $0.4 million for the three months ended June 30, 2023 to net interest expense of $0.4 million for the three months ended June 30, 2024, primarily due to interest expense incurred in relation to the Note of $0.5 million during the three months ended June 30, 2024 as well as a decrease in interest income from our cash investments from $0.4 million for the three months ended June 30, 2023 to $0.1 million for the three months ended June 30, 2024.

Loss (gain) on fair value instruments. Gains and losses on fair value instruments changed from a gain of $0.4 million for the three months ended June 30, 2023 to a loss of $0.3 million for the three months ended June 30, 2024. Warrant fair value gains were $0.4 million for the three months ended June 30, 2023 and warrant fair value losses were less than $0.1 million for the three months ended June 30, 2024. The fair value loss recognized on the Note was $0.3 million during the three months ended June 30, 2024, primarily due to changes in discount rates. The Note was not yet outstanding as of June 30, 2023.

Other expense, net. Other expense, net decreased from $0.3 million for the three months ended June 30, 2023 to less than $0.1 million for the three months ended June 30, 2024 primarily due to $0.3 million lower loss on retirement of fixed assets during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Income tax expense. Income tax expense decreased $0.1 million from $0.2 million during the three months ended June 30, 2023 to $0.1 million during the three months ended June 30, 2024. We continue to maintain a valuation allowance against the full value of our net deferred tax assets as we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized and, as such, do not record any significant income tax expense.

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024 and 2023 (in thousands, other than percentages):

					Percent
	Six Months Ended		Amount of		change
	June 30,		increase		favorable
	2024	2023	(decrease)		(unfavorable)
Revenue	$147,627	$175,792	$(28,165)		(16)%
Cost of revenue (1)	99,725	124,772	(25,047)		20%
Asset impairments	—	30,054	(30,054)		100%
Gross margin	$47,902	$20,966	$26,936		128%
Gross margin percent	32%	12%	21	pp

General and administrative (1)	$28,643	$34,587	$(5,944)		17%
Sales and marketing (1)	17,498	15,019	2,479		(17)%
Operations (1)	11,789	15,262	(3,473)		23%
Technology and development (1)	4,316	6,687	(2,371)		35%
Depreciation and amortization	2,014	1,994	20		(1)%
Interest expense (income), net	696	(527)	1,223		n/m
Gain on fair value instruments	(3,833)	(276)	(3,557)		(1,289)%
Other (income) expense, net	(277)	378	(655)		n/m
Loss and comprehensive loss before income taxes	(12,944)	(52,158)	39,214		75%
Income tax expense	200	417	(217)		52%
Net loss and comprehensive loss	$(13,144)	$(52,575)	$39,431		75%

n/m - non-meaningful

pp - percentage point

(1)	Note the balances presented for cost of revenue, general and administrative, sales and marketing, operations and technology and development for the six months ended June 30, 2023 have been adjusted to reflect the current year’s presentation of the allocation of stock-based compensation. This change impacted gross margin for the six months ended June 30, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This change did not impact the loss before income taxes but, rather, was a reclassification between the financial statement line items. See the reclassification of prior year presentation footnote within Note 2 – Significant Accounting Policies in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Comparison of the six months ended June 30, 2024 and 2023:

Revenue. Total revenue decreased $28.2 million from $175.8 million for the six months ended June 30, 2023 to $147.6 million for the six months ended June 30, 2024, a decrease of 16%. Disaggregated revenue for the six months ended June 30, 2024 and 2023 is as follows (in thousands, other than percentages):

				Percent
	Six Months Ended		Amount of	change
	June 30,		increase	favorable
	2024	2023	(decrease)	(unfavorable)
Travel	$88,520	$103,159	$(14,639)	(14)%
Subscription	53,305	72,549	(19,244)	(27)%
Rewards and other revenue	5,802	84	5,718	6,807%
Total	$147,627	$175,792	$(28,165)	(16)%

Travel revenue decreased $14.6 million from $103.2 million for the six months ended June 30, 2023 to $88.5 million for the six months ended June 30, 2024. The decrease in travel revenue is primarily driven by a 10% decrease in paid nights delivered as well as a 3% decrease in the ADR recognized for those paid nights resulting in decreases of $10.1 million and $3.3 million, respectively, to travel revenue. Travel revenue further decreased $3.5 million for deferrals from the Rewards program that did not exist during the six months ended June 30, 2023. Further declines in travel revenue were caused by net decreases in service fee revenue, cancel fee revenue, partner commission revenue and other travel revenue of $2.0 million and a decrease in contra revenue recognized for perks consumed for travel of $1.5 million. These decreases were partially offset by an increase of $5.8 million in revenue from IFG and IFB.

Subscription revenue decreased $19.2 million from $72.5 million for the six months ended June 30, 2023 to $53.3 million for the six months ended June 30, 2024. The decrease is primarily due to a 16% decrease in the number of subscriptions during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, resulting in an $11.9 million decrease to subscription revenue as well as a $4.9 million decrease from a decline in the revenue recognized per subscription due to the decline in Pass subscriptions. Additionally, subscription revenue further declined by $2.4 million for deferrals from the Rewards program that did not exist during the six months ended June 30, 2023.

Rewards and other revenue increased $5.7 million from $0.1 million for the six months ended June 30, 2023 to $5.8 million for the six months ended June 30, 2024. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, which was launched in August of 2023.

Cost of revenue. Cost of revenue decreased $25.0 million from $124.8 million for the six months ended June 30, 2023 to $99.7 million for the six months ended June 30, 2024, a decrease of 20%. The decrease is primarily a result of decreases in booking fees of $14.1 million driven by lower bookings, net decreases in lease costs of $6.8 million, decreases of $2.1 million from lower property management, resort and housekeeping fees and net decreases of $2.0 million from the transition of certain employees from cost of revenue to operations after June 30, 2023 partially offset by increases in employee costs remaining in cost of revenue.

Asset impairments. Asset impairments decreased $30.1 million from $30.1 million for the six months ended June 30, 2023 to $0.0 million for the six months ended June 30, 2024. During the six months ended June 30, 2023, we identified 33 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $30.1 million and property plant and equipment impairments of $0.3 million for the six months ended June 30, 2023. No asset impairments were identified for the six months ended June 30, 2024.

General and administrative. General and administrative expenses decreased $5.9 million from $34.6 million for the six months ended June 30, 2023 to $28.6 million for the six months ended June 30, 2024, a decrease of 17%. The decrease is primarily a result of a decrease of $3.3 million due to lower headcount from the reductions in force that took place during 2023, a decrease of $1.6 million from lower audit and professional services expenses, a decrease of $0.6 million from other taxes and fees and a decrease of $0.4 million from lower equity-based compensation expense.

Sales and marketing. Sales and marketing expenses increased $2.5 million from $15.0 million for the six months ended June 30, 2023 to $17.5 million for the six months ended June 30, 2024, an increase of 17%. The increase is primarily a result of higher employee compensation due to the transition of certain employees from operations to sales and marketing during 2023 as well as increases in employee costs between periods.

Operations. Operations expenses decreased $3.5 million from $15.3 million for the six months ended June 30, 2023 to $11.8 million for the six months ended June 30, 2024, a decrease of 23%, primarily due to a decrease of $2.4 million from the net transition of certain employees from cost of revenue into operations and from operations to sales and marketing and a net decrease of $1.1 million from lower spend due to decreases in the number of residences and other cost savings initiatives.

Technology and development. Technology and development expenses decreased $2.4 million from $6.7 million for the six months ended June 30, 2023 to $4.3 million for the six months ended June 30, 2024, a decrease of 35%, primarily due to the reductions in force that took place during 2023, which were weighted towards personnel within the technology and development department.

Depreciation and amortization. Depreciation and amortization expenses remained flat for the six months ended June 30, 2023 and the six months ended June 30, 2024, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest expense (income), net. Interest expense, net changed from net interest income of $0.5 million for the six months ended June 30, 2023 to net interest expense of $0.7 million for the six months ended June 30, 2024, primarily due to interest expense incurred in relation to the Note of $1.0 million for the six months ended June 30, 2024 partially offset by interest income of $0.3 million.

Gain on fair value instruments. Gains on fair value instruments increased from $0.3 million for the six months ended June 30, 2023 to $3.8 million for the six months ended June 30, 2024. Warrant fair value gains were $0.3 million for the six months ended June 30, 2023 and warrant fair value losses were $0.1 million for the six months ended June 30, 2024. The fair value gain recognized on the Note was $3.9 million during the six months ended June 30, 2024, primarily due to changes in discount rates. The Note was not yet outstanding as of June 30, 2023.

Other (income) expense, net. Other (income) expense, net changed from other expense, net of $0.4 million for the six months ended June 30, 2023 to other income, net of $0.3 million for the six months ended June 30, 2024. The change from expense to income is primarily due to $0.3 million lower loss on retirement of fixed assets during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 and insurance recoveries of $0.4 million during the six months ended June 30, 2024 that were not received during the six months ended June 30, 2023.

Income tax expense. Income tax expense decreased $0.2 million from $0.4 million for the six months ended June 30, 2023 to $0.2 million for the six months ended June 30, 2024. We continue to maintain a valuation allowance against the full value of our net deferred tax assets as we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized and, as such, do not record any significant income tax expense.

Liquidity and Capital Resources

Overview

During the year ended December 31, 2023, and the six months ended June 30, 2024, the Company experienced declines in active subscriptions, nights delivered and total average daily rates. As a result of these negative trends, revenues declined to $67.4 million and $147.6 million for the three and six months ended June 30, 2024, respectively, from $84.1 million and $175.8 million for the three and six months ended June 30, 2023, respectively. The Company also experienced negative cash flows from operating activities of $9.0 million and $29.3 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, we had $18.8 million of cash and cash equivalents and $10.7 million of restricted cash compared to $36.6 million of cash and cash equivalents and $5.7 million of restricted cash balances as of December 31, 2023.

As result of the continued operational challenges and significance of those conditions in relation to the Company’s liquidity needs, management has developed and is executing on plans to address improvements in operations as well as obtain new capital investments that the Company believes will allow the Company to continue to meet its projected working capital and capital expenditure requirements for a period of at least the next twelve months. The Company has implemented the following initiatives:

Capital Initiatives:

●	On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC, a Delaware limited liability company, (the “Purchaser”) to acquire $10.0 million of Class A common stock, $0.00001 par value per share, at $3.43 per share, and a warrant to acquire an additional 2.9 million shares of Class A common stock, for an aggregate purchase price of $10.0 million (the “One Planet Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing, which is expected to occur in September 2024 and is subject to approval of the Company’s stockholders, the Purchaser will acquire the remaining 1,580,180 shares for $5.4 million, subject to a shareholder vote. In addition, pursuant to the Investment Agreement, the Purchaser was granted an option to acquire additional shares of Class A common stock for $3.43 per share with an aggregate purchase price of up to $2.5 million. The option may be exercised only if the second closing occurs. Additionally, along with each purchase of shares of Class A common stock, including optional additional shares, the Purchaser obtains an equivalent number of warrants which can each be exercised for an additional share of Class A common stock for $3.43 per warrant and is exercisable for 5 years. These warrants will be issued only if the second tranche closing occurs.

We are also pursuing additional financing strategies and options. There can be no assurances that additional financing will be available at terms that will be satisfactory to us.

Operational Initiatives:

●	We initiated a:
o	15% reduction of force of its headcount on August 12, 2024.
o	Entered into a Lease Termination and Surrender Agreement on August 12, 2024, effective August 31, 2024, (the “Termination Agreement”) of certain previously impaired, underperforming leases whereby we are extinguishing approximately $41.2 million in lease liabilities as of the effective date of the Termination Agreement for leases that previously did not have termination rights.

Through the above-mentioned equity financing agreement, in conjunction with the reduction in force, future cash receipts related to us repositioning existing products and launching new products that improve profitability and working capital dynamics and additional cost reduction measures, led by the lease termination of previously impaired, poorly performing leases, we believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next twelve months.

We are operating in an uncertain economic environment, however, and we cannot make assurances that our business will generate sufficient cash flow from operations or that financing will be available to us in amounts sufficient to enable us to fund our other liquidity needs or, if financing is available, the terms will be satisfactory to us and not dilutive to our stockholders.

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

We have generally maintained a working capital deficit, in which our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of June 30, 2024, deferred revenue included $81.0 million, $63.8 million, $16.8 million and $11.6 million for travel, subscriptions, travel credits and Rewards, respectively. Also, as of June 30, 2024, our current operating lease liabilities totaled $61.3 million and our noncurrent operating lease liabilities totaled $185.2 million. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, other initiatives including the success of Rewards and Invited and overall economic conditions.

The following table presents summarized information from our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,969)	$(29,308)
Net cash used in investing activities	(3,526)	(7,056)
Net cash (used in) provided by financing activities	(290)	470
Net decrease in cash, cash equivalents and restricted cash	$(12,785)	$(35,894)

Cash Flows

Cash flows used in operating activities. Cash used in operating activities decreased from $29.3 million during the six months ended June 30, 2023 to $9.0 million during the six months ended June 30, 2024. This decrease is primarily driven by an increase in net income of $39.4 million, an increase in equity compensation of $1.2 million, as well as favorable changes in operating assets and liabilities of $5.2 million change in prepaid member travel, a $2.6 million change in deferred revenue a $2.0 million change in accounts payable and accrued liabilities, a $1.4 million change in prepaid expenses and a $1.0 million change in accounts receivable, net. These were partially offset by a $30.1 million change in asset impairments as well as a $3.6 million change in gain on fair value instruments.

Cash flows used in investing activities. Cash used in investing activities decreased from $7.1 million during the six months ended June 30, 2023 to $3.5 million during the six months ended June 30, 2024. The decrease was driven by lower expenditures related to ongoing internal software development projects of $4.2 million partially offset by higher expenditures for property and equipment of $0.7 million.

Cash flows (used in) provided by financing activities. Cash (used in) provided by financing activities changed from cash provided by financing activities of $0.5 million during the six months ended June 30, 2023 to cash used in financing activities of $0.3 million during the six months ended June 30, 2024. The change is primarily due to decreased cash proceeds from option exercises of $1.3 million partially offset by decreases for employee taxes for share based awards of $0.5 million and increased proceeds from purchases of shares through the employee stock purchase plan of $0.1 million during the six months ended June 30, 2024.

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

Future minimum annual commitments under these operating leases as of June 30, 2024 are as follows (in thousands):

Fiscal Year Ending	Operating leases
Remainder of 2024	$41,573
2025	71,450
2026	52,994
2027	39,788
2028	31,032
2029 and thereafter	76,668
Total minimum lease payments	$313,505

As of June 30, 2024, the Company was party to 16 leases that had not yet commenced. Future payments under these leases were $24.3 million as of June 30, 2024.

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

On February 11, 2022, we entered into a Tax Receivable Agreement (the "TRA"). The TRA provides that, in certain events, including Inspirato’s exercise of early termination rights, Inspirato’s obligations under the TRA will accelerate and Inspirato will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to Inspirato’s future taxable income. On August 9, 2024, the TRA was amended by us and the other parties signatory thereto. As so amended, the TRA will terminate in full and in August 2024, we will pay $0.3 million to settle the TRA.

On August 12, 2024, we entered into the Termination Agreement, effective August 31, 2024, with a third party to terminate our lease agreement related to one group of underperforming properties in a single geographic location. The Termination Agreement will result in a decrease to our operating lease liabilities of approximately $41.2 million as well as decrease our total committed future minimum lease payments by $57.0 million as of the effective date of the Termination Agreement. As part of the Termination Agreement, we will pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. Additionally, as part of the Termination Agreement the Purchaser agreed to act as Guarantor of the $6.6 million termination fee. As compensation for that guarantee the Company will pay the Purchaser $0.6 million ratably over six months beginning January 2025.

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

The above items are excluded from Adjusted Net Loss because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table presents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted Net Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss and comprehensive loss	$(15,393)	$(46,672)	$(13,144)	$(52,575)
Asset impairments	—	30,054	—	30,054
Loss (gain) on fair value instruments	316	(380)	(3,833)	(276)
Adjusted Net Loss	$(15,077)	$(16,998)	$(16,977)	$(22,797)

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

The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss and comprehensive loss	$(15,393)	$(46,672)	$(13,144)	$(52,575)
Interest expense (income), net	373	(414)	696	(527)
Income tax expense	56	217	200	417
Depreciation and amortization	2,820	1,819	5,448	3,725
Equity‑based compensation	2,672	3,731	5,550	4,388
Loss (gain) on fair value instruments	316	(380)	(3,833)	(276)
Asset impairments	—	30,054	—	30,054
Adjusted EBITDA	$(9,156)	$(11,645)	$(5,083)	$(14,794)
Adjusted EBITDA Margin	(13.6)%	(13.8)%	(3.4)%	(8.4)%

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

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash used in operating activities	$(1,767)	$(11,721)	$(8,969)	$(29,308)
Development of internal-use software	(120)	(2,624)	(356)	(4,556)
Purchase of property and equipment	(1,904)	(1,223)	(3,170)	(2,500)
Free Cash Flow	$(3,791)	$(15,568)	$(12,495)	$(36,364)

Recently Adopted Accounting Pronouncements

For information on recently adopted accounting pronouncements, see Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our principal market risk is our exposure to foreign currency risk.

Foreign Currency Risk

We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. During the three and six months ended June 30, 2024, our operating expenditures denominated in foreign currencies were approximately $7.3 million and $13.3 million, respectively, primarily in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would have a $0.7 million and $1.3 million impact to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024, respectively.

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

Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of June 30, 2024, our disclosure controls and procedures were not effective to a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Complaint Relating to Restatement

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks certification as a class action and an unspecified amount of damages, attorneys' fees, expenses, and other costs. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed objections to these recommendations on July 30, 2024. The Company will respond to these objections and expects the Court to dismiss the shareholder lawsuit.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except for the following:

There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.

In May 2024, we received a notice from the Staff of the Listing Qualifications Department of Nasdaq that we had not regained compliance with Nasdaq Listing Rule 5450(b)(2)(C) concerning the minimum market value of our publicly held shares (the “MVPHS Rule”). We appealed Nasdaq’s delisting determination by filing a hearing request with the Nasdaq Hearings Panel (the “Panel”) on July 18, 2024. This request stayed the suspension of trading of the Company’s securities pending the Panel’s decision. On August 5, 2024, the Company received written notification from the Panel notifying us of its decision to grant the Company’s request to continue its listing on the Nasdaq Stock Market subject to us meeting certain conditions outlined in the letter:

●	On or before August 30, 2024, we shall file a registration statement with the SEC for a public offering;
●	On or before November 22, 2024, we shall file a Form 10-Q demonstrating compliance with Listing Rule 5450(b)(2).

If Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for the Company’s securities;
●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules;
●	a possible reduction in the level of trading activity in the secondary trading market for shares of our Class A Common Stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 13, 2024, in connection with the financing transaction described in Note 19 – Subsequent Events, CEO Eric Grosse resigned from that position and as a director, and CFO Robert Kaiden temporarily assumed the duties of principal executive officer. Effective upon the filing of this report, Mr. Kaiden will cease acting as principal executive officer and Payam Zamani will become CEO as contemplated by the investment agreement governing the financing transaction. Biographical information for Mr. Kaiden is set forth in the Company’s proxy statement for its 2024 annual meeting of stockholders.

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

Inspirato Incorporated

Date: August 14, 2024	By:	/s/ Robert Kaiden
Robert Kaiden
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)