Form 10-Q
period 2024-09-30
Inspirato Inc
filed 2024-10-30
CIK 1820566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 24, 2024, the registrant had 10,815,266 shares of Class A Common Stock, no shares of Class V Common Stock, no shares of Class B Non-Voting Common Stock and 8,624,792 Warrants outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	Our partnership with Capital One Services, LLC (“Capital One”);
●	Our ability to service our outstanding indebtedness and satisfy related covenants;
●	The impact of changes to our executive management team;
●	Our ability to comply with the continued listing standards of Nasdaq and the continued listing of our securities on Nasdaq;
●	Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	The implementation, market acceptance and success of our business model, growth strategy and new products;
●	Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
●	The ability of our services to meet members’ needs;
●	Our ability to compete with others in the luxury travel and hospitality industry;
●	Our ability to attract and retain qualified employees and management;
●	Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographic areas;
●	Our ability to develop and maintain our brand and reputation;
●	Developments and projections relating to our competitors and industry;
●	The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness on our business and the actions we may take in response to them;
●	Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●	Our future capital requirements and sources and uses of cash;
●	The impact of our reduction in workforce on our expenses;
●	The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
●	Our ability to obtain funding for our operations and future growth;
●	Our ability to generate positive cash flow from operations, achieve profitability, and obtain additional financing or access the capital markets to manage our liquidity;
●	The impact on our liquidity as a result of the obligations in our contractual agreements, including covenants therein;
●	The impact of the One Planet Group LLC investment agreement and financing; and
●	Our business, expansion plans and opportunities and other strategic alternatives that we may consider, including, but not limited to, mergers, acquisitions, investments, divestitures, and joint ventures.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value, unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$13,479	$36,566
Restricted cash	10,660	5,700
Accounts receivable, net	2,525	3,306
Accounts receivable, net – related parties	842	842
Prepaid member travel	14,485	20,547
Prepaid expenses	3,982	6,135
Other current assets	1,894	1,744
Total current assets	47,867	74,840
Property and equipment, net	15,866	19,504
Goodwill	21,233	21,233
Right-of-use assets	183,405	209,702
Other noncurrent assets	4,954	5,448
Total assets	$273,325	$330,727

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$26,397	$22,748
Deferred revenue	135,791	160,493
Lease liabilities	55,276	61,953
Total current liabilities	217,464	245,194
Deferred revenue, noncurrent	28,267	17,026
Lease liabilities, noncurrent	137,363	196,875
Convertible note	21,642	23,854
Other noncurrent liabilities	3,166	2,476
Total liabilities	407,902	485,425

Commitments and contingencies (Note 14)

Equity (Deficit)
Class A Common Stock, par value $0.0001 per share, 50,000 shares authorized, 10,053 and 3,537 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10	7
Class B Common Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class V Common Stock, $0.0001 par value per share, 25,000 shares authorized, 0 and 2,907 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	6
Preferred Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	154,307	255,527
Accumulated deficit	(288,894)	(285,782)
Total equity (deficit) excluding noncontrolling interest	(134,577)	(30,242)
Noncontrolling interests	—	(124,456)
Total equity (deficit)	(134,577)	(154,698)
Total liabilities and equity (deficit)	$273,325	$330,727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$69,114	$82,598	$216,741	$258,390
Cost of revenue (including depreciation of $1,677 and $2,323 during the three months ended September 30, 2024 and 2023, respectively, and $4,418 and $4,054 during the nine months ended September 30, 2024 and 2023, respectively)	49,620	57,726	149,345	182,498
Asset impairments and (gain) on lease termination	(29,895)	4,294	(29,895)	34,348
Gross margin	49,389	20,578	97,291	41,544
General and administrative (including depreciation of $377 and $141 during the three months ended September 30, 2024 and 2023, respectively, and $1,070 and $141 during the nine months ended September 30, 2024 and 2023, respectively)	19,795	21,651	48,438	56,238
Sales and marketing	7,209	9,369	24,707	24,388
Operations	5,269	9,345	17,058	24,607
Technology and development	1,728	2,678	6,044	9,365
Depreciation and amortization	1,010	998	3,024	2,992
Interest expense, net	454	1,731	1,150	1,204
Loss (gain) on fair value instruments	158	(267)	(3,675)	(543)
Restructuring charges	6,985	—	6,985	—
Other expense (income), net	8	3	(269)	381
Income (loss) and comprehensive income (loss) before income taxes	6,773	(24,930)	(6,171)	(77,088)
Income tax expense	151	492	351	909
Net income (loss) and comprehensive income (loss)	6,622	(25,422)	(6,522)	(77,997)
Net (income) loss and comprehensive (income) loss attributable to noncontrolling interests	(2,290)	8,769	3,410	35,028
Net income (loss) and comprehensive income (loss) attributable to Inspirato Incorporated	$4,332	$(16,653)	$(3,112)	$(42,969)

Earnings (Loss) Attributable to Inspirato Incorporated per Class A Share
Basic net income (loss) attributable to Inspirato Incorporated per Class A share	$0.77	$(4.87)	$(0.72)	$(12.87)
Diluted net income (loss) attributable to Inspirato Incorporated per Class A share	$0.62	$(4.87)	$(0.72)	$(12.87)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, unaudited)

					Additional
	Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance as of January 1, 2023	3,136	$6	3,068	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	(2,896)	(3,007)	(5,903)
Equity-based compensation	—	—	—	—	657	—	—	657
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	91	—	—	—	438	—	—	438
Issuance of Class A shares upon conversion of Class V shares	108	1	(108)	—	(1,481)	—	1,480	—
Balance as of March 31, 2023	3,335	$7	2,960	$6	$245,266	$(236,923)	$(88,358)	$(80,002)
Net loss and comprehensive loss	—	—	—	—	—	(23,420)	(23,252)	(46,672)
Equity-based compensation	—	—	—	—	3,731	—	—	3,731
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	27	—	—	—	32	—	—	32
Issuance of Class A shares upon conversion of Class V shares	32	—	(32)	—	(683)	—	683	—
Balance as of June 30, 2023	3,394	$7	2,928	$6	$248,346	$(260,343)	$(110,927)	$(122,911)
Net loss and comprehensive loss	—	—	—	—	—	(16,653)	(8,769)	(25,422)
Equity-based compensation	—	—	—	—	6,686	—	—	6,686
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	56	—	—	—	83	—	—	83
Issuance of Class A shares upon conversion of Class V shares	4	—	(4)	—	(2,239)	—	2,239	—
Balance as of September 30, 2023	3,454	$7	2,924	$6	$252,876	$(276,996)	$(117,457)	$(141,564)

Balance as of January 1, 2024	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net income and comprehensive income	—	—	—	—	—	1,263	986	2,249
Equity-based compensation	—	—	—	—	2,878	—	—	2,878
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	103	—	—	—	(276)	—	—	(276)
Issuance of Class A shares upon conversion of Class V shares	36	—	(36)	—	(1,091)	—	1,091	—
Balance as of March 31, 2024	3,676	$7	2,871	$6	$257,038	$(284,519)	$(122,379)	$(149,847)
Net loss and comprehensive loss	—	—	—	—	—	(8,707)	(6,686)	(15,393)
Equity-based compensation	—	—	—	—	2,672	—	—	2,672
Issuance of common stock through employee stock purchase plan	24	—	—	—	84	—	—	84
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	106	—	—	—	(98)	—	—	(98)
Issuance of Class A shares upon conversion of Class V shares	13	—	(13)	—	(1,706)	—	1,706	—
Balance as of June 30, 2024	3,819	$7	2,858	$6	$257,990	$(293,226)	$(127,359)	$(162,582)
Net income and comprehensive income	—	—	—	—	—	4,332	2,290	6,622
Equity-based compensation	—	—	—	—	11,674	—	—	11,674
Issuance of Class A shares pursuant to Investment Agreement	2,915	1	—	—	5,453	—	—	5,454
Issuance of Investment Warrants and Investment Agreement Option pursuant to the Investment Agreement	—	—	—	—	4,546	—	—	4,546
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	461	—	—	—	(291)	—	—	(291)
Issuance of Class A shares upon conversion of Class V shares	2,858	2	(2,858)	(6)	(125,065)	—	125,069	—
Balance as of September 30, 2024	10,053	$10	—	$—	$154,307	$(288,894)	$—	$(134,577)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,522)	$(77,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,512	7,047
Loss on disposal of fixed assets	216	589
Gain on fair value instruments	(3,675)	(543)
Asset impairments and (gain) on lease termination	(29,895)	34,348
Paid-in-kind interest	1,561	—
Equity‑based compensation	17,224	11,074
Amortization of right-of-use assets	45,262	63,408
Changes in operating assets and liabilities:
Accounts receivable, net	781	1,667
Accounts receivable, net – related parties	—	(185)
Prepaid member travel	6,062	2,275
Prepaid expenses	2,153	1,581
Other assets	(198)	(110)
Accounts payable and accrued liabilities	(3,258)	(3,594)
Deferred revenue	(13,461)	(18,828)
Lease liabilities	(48,067)	(66,137)
Other liabilities	591	—
Net cash used in operating activities	(22,713)	(45,405)

Cash flows from investing activities:
Development of internal-use software	(528)	(5,924)
Purchase of property and equipment	(4,305)	(4,807)
Net cash used in investing activities	(4,833)	(10,731)

Cash flows from financing activities:
Proceeds from the Note	—	25,000
Proceeds from the Investment Agreement	10,000	—
Payments of employee taxes for share based awards	(665)	(1,106)
Proceeds for purchases of shares for employee stock purchase plan	84	—
Proceeds from option exercises	—	1,659
Net cash provided by financing activities	9,419	25,553

Net decrease in cash, cash equivalents and restricted cash	(18,127)	(30,583)
Cash, cash equivalents and restricted cash – beginning of period	42,266	81,939
Cash, cash equivalents and restricted cash – end of period	$24,139	$51,356

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

For travelers, the Company offers access to a diverse portfolio of curated luxury vacation options that includes approximately 360 private luxury vacation homes available to the Company’s customers and accommodations at approximately 230 luxury hotel and resort partners in the Company’s over 200 destinations around the world as of September 30, 2024. The Company’s portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

As of September 30, 2024, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties. These entities typically lease local properties.

Investment Agreement

On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock, $0.0001 par value per share, at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, the Purchaser was granted an option to acquire additional shares of Class A Common Stock after November 29, 2024 and prior to December 29, 2024 for $3.43 per share with an aggregate purchase price of up to $2.5 million and with each incremental share purchase the Purchaser would also receive an equal number of additional Investment Warrants (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance.

Further, on October 22, 2024, the Company entered into a secondary investment agreement (the “Secondary Investment Agreement”) with two investors (the “Secondary Purchasers”), to sell approximately 757,576 shares of Class A Common Stock, $0.0001 par value per share, at $3.96 per share, the closing price at October 22, 2024, for an aggregate purchase price of $3.0 million. The closing of the transactions contemplated by the Secondary Investment Agreement occurred on October 24, 2024.

Liquidity

During the year ended December 31, 2023, and the nine months ended September 30, 2024, the Company experienced declines in active subscriptions and nights delivered. As a result of these negative trends, revenues declined to $69.1 million and $216.7 million for the three and nine months ended September 30, 2024, respectively, from $82.6 million and $258.4 million for the three and nine months ended September 30, 2023, respectively. The Company also experienced negative cash flows from operating activities of $22.7 million and $45.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had $13.5 million of cash and cash equivalents and $10.7 million of restricted cash compared to $36.6 million of cash and cash equivalents and $5.7 million of restricted cash balances as of December 31, 2023.

As result of the continued operational challenges and significance of those conditions in relation to the Company’s liquidity needs, management developed and executed on plans to address improvements in operations, including the Reorganization Plan, as defined and discussed in Note 18 – Restructuring Charges, which was developed in conjunction with the One Planet Group Financing. Additionally, in October 2024, the Company obtained an additional new capital injection of $3.0 million through the Secondary Investment Agreement to purchase shares of Class A Common Stock. The Purchaser also has an option to purchase an additional $2.5 million in Class A Shares and Investment Warrants between November 29, 2024 and December 29, 2024. The Company believes these investments will allow the Company to continue to meet its projected working capital and capital expenditure requirements for a period of at least the next twelve months.

(2) Significant Accounting Policies

(a) Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”) should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s 2023 Form 10-K, which was filed with the SEC on March 12, 2024.

These Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.

All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars, except per share amounts and unless otherwise noted.

See Note 2, Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2024, for a summary and discussion of the Company’s significant accounting policies, except as updated below.

(b) Reclassification of Prior Year Presentation

To conform with the current year’s presentation where equity-based compensation is allocated between the applicable financial statement line items within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Company reclassified $1.8 million and $3.2 million of equity-based compensation expense for the three and nine months ended September 30, 2023, respectively, out of general and administrative and into cost of revenue, sales and marketing, operations, and technology and development. This adjustment impacted the Company’s gross margin presented within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This adjustment did not impact the Company’s net loss presented within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023. This adjustment did not impact previously reported amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity (Deficit) or Condensed Consolidated Statements of Cash Flows.

See the table below for a reconciliation of previously reported balances to the adjusted balances for this year’s presentation within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	For the three months ended September 30, 2023
	Previously Reported	Adjustment	Adjusted Presentation
Cost of revenue	$57,704	$22	$57,726
General and administrative	$23,487	$(1,836)	$21,651
Sales and marketing	$8,600	$769	$9,369
Operations	$8,623	$722	$9,345
Technology and development	$2,355	$323	$2,678

	For the nine months ended September 30, 2023
	Previously Reported	Adjustment	Adjusted Presentation
Cost of revenue	$182,442	$56	$182,498
General and administrative	$59,482	$(3,244)	$56,238
Sales and marketing	$23,201	$1,187	$24,388
Operations	$23,247	$1,360	$24,607
Technology and development	$8,724	$641	$9,365

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

(3) Revenue

Revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Travel	$42,571	$49,065	$131,091	$152,224
Subscription	22,998	33,344	76,303	105,893
Rewards and other revenue	3,545	189	9,347	273
Total	$69,114	$82,598	$216,741	$258,390

The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract. As of September 30, 2024, the balance of capitalized commissions was $2.3 million, of which $1.2 million is included within other current assets and $1.1 million is included within other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. During the three months ended September 30, 2024 and 2023, the Company recognized $0.4 million and $0.1 million, respectively, of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2024 and 2023, the Company recognized $1.5 million and $0.1 million, respectively, of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Contract liabilities include deferred revenue as discussed below.

Assets and liabilities related to contracts with members are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Assets:
Accounts receivable, net	$2,525	$3,306
Prepaid member travel	$14,485	$20,547
Other current assets	$1,168	$1,053
Other noncurrent assets	$1,116	$845

Liabilities:
Deferred revenue, current	$135,791	$160,493
Deferred revenue, noncurrent	$28,267	$17,026

Deferred revenue is comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Travel	$72,147	$81,613
Subscriptions	63,171	66,367
Travel credits	17,818	18,852
Rewards	10,922	10,687
Total	164,058	177,519
Less: Deferred revenue, noncurrent	28,267	17,026
Deferred revenue, current	$135,791	$160,493

During the nine months ended September 30, 2024, $132.7 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2023. Significant movements in the deferred revenue balance during the nine months ended September 30, 2024 consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases as performance obligations were satisfied. During the nine months ended September 30, 2023, $138.4 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2022.

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

(4) Prepaid Expenses and Prepaid Member Travel

Prepaid expenses

Prepaid expenses are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Software	$1,100	$2,899
Insurance	1,934	1,873
Property operations	483	720
Operating supplies	465	643
Total	$3,982	$6,135

Prepaid Member Travel

Prepaid member travel of $14.5 million and $20.5 million as of September 30, 2024 and December 31, 2023, respectively, includes deposits for future member travel.

(5) Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	Useful Life	September 30,	December 31,
	(years)	2024	2023
Residence leasehold improvements	3	$21,414	$21,372
Internal-use software	3	18,092	16,510
Corporate office leasehold improvements	3	3,901	5,323
Furniture, fixtures and equipment	5	1,262	1,214
Computer equipment	3	1,114	1,114
Residence vehicles	5	583	689
Property and equipment, gross		46,366	46,222
Accumulated depreciation and amortization		(30,500)	(26,718)
Property and equipment, net		$15,866	$19,504

(6) Accounts Payable and Accrued Liabilities

The following table presents the components of accounts payable and accrued liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Trade creditors	$16,518	$11,644
Occupancy taxes payable	5,798	6,823
Compensation accruals	3,749	3,786
Income and other taxes payable	332	495
Accounts payable and accrued liabilities	$26,397	$22,748

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

The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of September 30, 2024 and December 31, 2023, the outstanding amount of the Note was $27.1 million and $25.5 million, respectively.

The current conversion price of the Note is $30 per share and on or after September 29, 2026, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note also includes a minimum liquidity threshold of $10 million.

The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A fair value loss of $0.1 million and a fair value gain of $3.8 million for the three and nine months ended September 30, 2024, respectively, were recorded in loss (gain) on fair value instruments within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Loan Facility

In October 2020, the Company obtained a revolving line of credit that was scheduled to mature in October 2023 and was terminated in March 2023. The facility had a limit of $14 million. There was no interest expense related to the facility for the three and nine months ended September 30, 2023.

Interest, Net

The Company incurred net interest expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $1.2 million for the three and nine months ended September 30, 2023, respectively, which has been recognized to interest, net within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company incurred interest expense on the Note of $0.6 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, and $2.0 million during both the three and nine months ended September 30, 2023. The interest expense was offset by interest income from the Company’s banking relationship of $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

(8) Leases

The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of September 30, 2024, active leases have remaining terms ranging from less than 1 year to 19 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement, which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table details the composition of operating lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$18,076	$20,232	$56,634	$65,390
Variable lease expense	$225	$187	$726	$689

The maturities of the Company’s operating lease liabilities as of September 30, 2024 are as follows (in thousands):

Fiscal Year Ending	Operating leases
Remainder of 2024	$18,574
2025	65,499
2026	45,570
2027	32,555
2028	23,767
2029 and thereafter	54,906
Total minimum lease payments	240,871
Less: interest expense	(48,232)
Present value of lease obligations	192,639
Less: current lease obligations	(55,276)
Long-term lease obligations	$137,363

As of September 30, 2024, the Company was party to 10 leases that had not yet commenced. Future payments under these leases were $14.1 million as of September 30, 2024.

The following table presents additional information about the Company’s operating lease obligations:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.1	5.6
Weighted-average discount rate	9.10%	8.23%

Impairment of Right-of-Use Assets

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.

During the three and nine months ended September 30, 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that none of the right-of-use assets for leases had net carrying values that exceeded their estimated undiscounted future cash flows and therefore no impairment was recorded for the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for thirty-eight leases had net carrying values that exceeded their estimated undiscounted future cash flows. These leases were primarily related to one group of underperforming properties in a single geographic location. The Company then estimated the fair value of the asset groups based on their cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $4.3 million and no impairment of property and equipment for the three months ended September 30, 2023 and right-of-use asset impairments of $34.0 million and property and equipment impairment of $0.3 million for the nine months ended September 30, 2023. These impairments are recorded in asset impairments and (gain) on lease termination within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Gain on Lease Termination

The Company entered into a Lease Termination and Surrender Agreement on August 12, 2024, subsequently amended on August 30, 2024, effective August 31, 2024, (the “Termination Agreement”) of certain previously impaired, underperforming leases under which the Company did not previously have termination rights. The Termination Agreement resulted in a decrease to the Company’s right-of-use assets of $4.6 million and corresponding decrease to operating lease liabilities of approximately $41.7 million, resulting in a gain on lease termination of $37.1 million, which was recorded to asset impairments and (gain) on lease termination within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, as part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. The $6.6 million termination fee was recognized against asset impairments and (gain) on lease termination within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and the remaining unpaid termination fee of $5.7 million as of September 30, 2024 is recorded within accounts payable and accrued liabilities within the Company’s Condensed Consolidated Balance Sheet. Last, as part of the Termination Agreement, the Purchaser agreed to act as guarantor of the $6.6 million termination fee and as compensation for that guarantee the Company agreed to pay the Purchaser $0.6 million ratably over six months beginning January 2025, which was recorded to asset impairments and (gain) on lease termination within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and the balance due as of September 30, 2024 is recorded within accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheet.

(9) Income Taxes

As of September 30, 2024, Inspirato Incorporated holds 100.0% of the economic and voting interest in Inspirato LLC (see Note 13), which is treated as a partnership for U.S. federal income tax purposes. As a partnership, Inspirato LLC is itself generally not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income or loss is passed through to its members and included in their tax returns, even though such net taxable income may not have actually been distributed. Inspirato Incorporated is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its 100.0% distributive share of the net taxable income of Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.

The effective income tax rate was 2.2% and negative 5.7% for the three and nine months ended September 30, 2024, respectively, and negative 2.0% and negative 1.2% for the three and nine months ended September 30, 2023, respectively. The income tax expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) represents amounts owed to state and foreign taxing authorities.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of September 30, 2024 and December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

On February 11, 2022, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company was generally required to pay holders of the noncontrolling interests in Inspirato LLC, who also held noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (the “Continuing Inspirato Members”), 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realized directly or indirectly (or were deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato Incorporated's Class A Common Stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest).

On August 9, 2024, the TRA was terminated by the Company and the other signatory parties. As consideration for the termination, the Company paid a full and final settlement amount of $0.3 million, which is presented within restructuring charges within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

As of September 30, 2024, the Company has recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $3.0 million, within other noncurrent liabilities on the Condensed Consolidated Balance Sheets based on its current estimate of their realizability.

(10) Equity of Inspirato Incorporated

As of December 31, 2023, the Company had three classes of common stock: Class A Common Stock, Class B Common Stock and Class V Common Stock. On September 30, 2024, all remaining shares of Class V Common Stock were converted to shares of Class A Common Stock. See Note 13 for further information. As of September 30, 2024, no shares of Class B Common Stock were outstanding. Holders of the shares of Class A Common Stock will vote on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A Common Stock will be entitled to one vote on such matters. Holders of any shares of Class B Common Stock that may be issued in the future will not have voting rights.

Warrants

Saks Warrants

The Company issued warrants in connection with a commercial agreement with Saks.com LLC (“Saks”), which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. On July 31, 2024, the Company and Saks mutually terminated the commercial agreement and the Company paid Saks less than $0.1 million for the value of the warrants Saks chose not to exercise, such that the warrants were no longer outstanding as of September 30, 2024.

Public Warrants

The Company is party to issued and outstanding Public Warrants to purchase shares of Class A Common Stock at a price of $230 per share. As of both September 30, 2024 and December 31, 2023, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock. The Public Warrants are recorded within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Investment Warrants

As discussed in Note 1 and pursuant to the Investment Agreement, along with each purchase of shares of Class A Common Stock, including optional additional shares, the Purchaser obtained an equivalent number of Investment Warrants, each of which can be exercised for additional shares of Class A Common Stock at $3.43 per share and are exercisable for 5 years. The Investment Warrants are also exercisable at the election of the Purchaser in a cashless exercise. In the event of a cashless exercise, in lieu of paying the exercise price in cash, the Purchaser will surrender the number of shares necessary to settle the cash payment due from exercising of the Investment Warrants.

The Company valued the Investment Warrants using the Black-Sholes valuation model to which the Company’s stock price, volatility and dividend rate as well as the risk-free rate, exercise price and time to maturity were considered in the model to estimate the value of the Investment Warrants upon issuance. The initial calculated valuation of the Investment Warrants was proportionally allocated with the aggregate cash purchase price received pursuant to the Investment Agreement. The calculated relative fair value of the Investment Warrants was $4.5 million which has been reflected within the Company’s Condensed Consolidated Statements of Equity (Deficit).

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

The following table presents the Company’s basic EPS for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Inspirato Incorporated	$4,332	$(16,653)	$(3,112)	$(42,969)
Weighted average Class A Shares outstanding, Basic	5,639	3,419	4,326	3,339
Net income (loss) attributable to Inspirato Incorporated per Class A Share, Basic	$0.77	$(4.87)	$(0.72)	$(12.87)

The following table presents the Company’s diluted EPS for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Inspirato Incorporated	$4,332	$(16,653)	$(3,112)	$(42,969)
Impact of Note interest and fair market value adjustment attributable to Inspirato Incorporated Class A Shares	267	—	—	—
Net income (loss) attributable to common stockholders	$4,599	$(16,653)	$(3,112)	$(42,969)

Weighted average Class A Shares outstanding, Basic	5,639	3,419	4,326	3,339
Effect of dilutive securities	1,783	—	—	—
Weighted average Class A Shares outstanding, Diluted	7,422	3,419	4,326	3,339

Net income (loss) attributable to Inspirato Incorporated per Class A Share, Diluted	$0.62	$(4.87)	$(0.72)	$(12.87)

Due to the net loss attributable to Inspirato Incorporated for the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023, diluted weighted-average Class A shares outstanding are equal to basic weighted-average shares outstanding as the effect of any incremental equity awards is anti-dilutive. Additionally, the following securities are excluded from the computation of diluted shares for the three and nine months ended September 30, 2024 and 2023 due to their anti-dilutive effects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	601	866	694	860
Performance-based units	261	—	88	—
Stock options	142	222	165	239
Public Warrants	431	431	431	431
Investment Warrants	—	—	192	—
Investment Agreement Option	—	—	1,458	—
Note	—	833	902	833
Anti-dilutive securities	1,435	2,352	3,930	2,363

(12) Equity-Based Compensation

During the three and nine months ended September 30, 2024, the Company recognized $11.7 million and $17.2 million, respectively, of equity-based compensation. During the three and nine months ended September 30, 2023, the Company recognized $6.7 million and $11.1 million, respectively, of equity-based compensation. The following table details where equity-based compensation is recognized on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$36	$22	$68	$56
General and administrative	6,865	4,850	10,870	7,830
Sales and marketing	87	769	657	1,187
Operations	191	722	767	1,360
Technology and development	100	323	467	641
Restructuring charges (Note 18)	4,395	—	4,395	—
Total equity-based compensation	$11,674	$6,686	$17,224	$11,074

The Company also recognized income tax benefits from stock compensation of $1.1 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

2021 Plan

Under the 2021 Equity Incentive Plan (the “2021 Plan”), the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance awards to employees, directors and consultants. The number of awards that may be issued pursuant to the 2021 Plan is calculated yearly based on provisions of the 2021 Plan. Once granted, the RSUs typically vest ratably over a period of one to four years with a cliff vesting on the first anniversary and continue to vest quarterly thereafter.

Inducement Plan

On August 13, 2024, the 2024 Inducement Award Plan (the “Inducement Plan”) became effective. Pursuant to the Inducement Plan, the Company may grant up to 2.0 million shares in the form of options, stock appreciation rights, restricted stock, RSUs and performance awards to new employees, directors and consultants, plus any additional shares that become available for issuance under the Inducement Plan. On August 13, 2024, the Company granted an award of 500,000 RSUs of Class A Common Stock, which shall vest 25% on the first anniversary of the date of grant, with the remaining 75% vesting in equal quarterly installments over the subsequent three years. On August 13, 2024, the Company also granted a performance-based equity award of 500,000 performance-based units (“PBUs”) of Class A Common Stock (the “Performance-Based Equity Grant”). The Performance-Based Equity Grant awards will vest in full on the trading day after the Company’s Class A Common Stock achieves the market condition of a closing price of $15.00 per share or more over a period of at least 30 consecutive trading days from August 14, 2024 through August 13, 2025 (the “Performance Period”). If the performance stock price goal is not met during the Performance Period, the Performance Based Equity Grant will be forfeited on August 14, 2025.

RSUs

The following table represents RSU activity for the nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2022	275	$124.60
Granted	793	$1.36
Vested	(159)	$4.74
Forfeited	(147)	$2.42
Outstanding as of September 30, 2023	762	$44.93

Outstanding as of December 31, 2023	727	$41.42
Granted	975	$3.62
Vested	(833)	$29.50
Forfeited	(41)	$33.20
Outstanding as of September 30, 2024	828	$9.31

As of September 30, 2024, there was $6.0 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 2.2 years. Additionally, during the three and nine months ended September 30, 2024, the Company accelerated vesting of RSUs, which resulted in $10.2 million and $11.0 million, respectively, of incremental compensation cost recognized in the periods.

PBUs

The Company had 500,000 PBUs outstanding as of September 30, 2024 and there was $0.5 million of unrecognized compensation cost related to PBUs. The Company recognized less than $0.1 million in equity-based compensation expense related to PBUs during both the three and nine months ended September 30, 2024. The Company valued the issued PBUs using a Monte Carlo simulation.

Unit Option Plan

The Company had 132,000 and 204,000 stock options outstanding and exercisable as of September 30, 2024 and December 31, 2023, respectively. No stock options have been granted since January of 2021. There were no stock option exercises during the three and nine months ended September 30, 2024. There were 56,000 and 174,000 stock option exercises during the three and nine months ended September 30, 2023, respectively, at a weighted average exercise price of $15.60 in each period.

(13) Noncontrolling Interest

On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of the Company equal to the number of common units exchanged. This exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of the Company held by such members. The Mandatory Exchange occurred on September 30, 2024 and as of September 30, 2024, there is no remaining noncontrolling interest as Inspirato Incorporated fully owns Inspirato LLC.

As of December 31, 2023, the noncontrolling interests owned 45.1% of Inspirato LLC. During the three and nine months ended September 30, 2024, the Company issued 2,858,000 shares and 2,907,000 shares, respectively, of Class A Common Stock in exchange for the same number of common units, resulting also in the cancellation of the same number of shares of Class V Common Stock.

The following table summarizes the changes in share ownership of Inspirato LLC (in thousands):

	Common Units
	Inspirato Incorporated	Continuing Inspirato LLC Members	Continuing Inspirato LLC Members subject to vesting	Total
Balance as of January 1, 2023	3,136	2,983	85	6,204
Conversion of Class V to Class A	144	(144)	—	—
Vesting of profits interests	—	79	(79)	—
Issuance of Common Stock from net option exercises and vesting of restricted stock units	174	—	—	174
Balance as of September 30, 2023	3,454	2,918	6	6,378

Balance as of January 1, 2024	3,537	2,907	—	6,444
Conversion of Class V to Class A	2,907	(2,907)	—	—
Issuance of Common Stock pursuant to Investment Agreement	2,915	—	—	2,915
Issuance of Common Stock from employee stock purchases and vesting of restricted stock units	694	—	—	694
Balance as of September 30, 2024	10,053	—	—	10,053

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

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. The Company responded to these objections and on September 23, 2024, the Court granted the Company’s motion to dismiss the lawsuit without prejudice. On October 23, 2024, the plaintiff filed an amended motion for the Court’s review.

Financial Guarantee Requirement

Inspirato LLC is a party to a financial guarantee requirement with a third party. The guarantee is satisfied through $30 million in surety bonds and $10 million in restricted cash with a credit card issuer. The surety bond agreements remain in effect and their term is continuous. The surety has the right to terminate the bonds upon 180 days’ notice. Inspirato LLC has the right to terminate the bonds upon termination and satisfaction of the agreement that the bonds secure.

Credit Card Reserve

The Company has a $10 million restricted cash reserve balance with a credit card issuer. As of September 30, 2024 and December 31, 2023, $10.0 million and $4.8 million, respectively, was reserved and is included in restricted cash within the Condensed Consolidated Balance Sheets.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques to assess the fair value of its financial assets and liabilities.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 based on the three-tier fair value hierarchy (in thousands):

		September 30, 2024
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$13,479	$—	$—	$13,479
Restricted cash	Restricted cash	10,660	—	—	10,660
Total		$24,139	$—	$—	$24,139
Liabilities
Convertible note	Convertible note	$—	$—	$21,642	$21,642
Public warrants	Other noncurrent liabilities	147	—	—	147
Total		$147	$—	$21,642	$21,789

		December 31, 2023
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$36,566	$—	$—	$36,566
Restricted cash	Restricted cash	5,700	—	—	5,700
Total		$42,266	$—	$—	$42,266
Liabilities
Convertible note	Convertible note	$—	$—	$23,854	$23,854
Public warrants	Other noncurrent liabilities	48	—	—	48
Total		$48	$—	$23,854	$23,902

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are comprised of credit card receivables and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash with certain credit card processors as a financial guarantee. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of September 30, 2024 and December 31, 2023, the Company had $13.5 million and $36.6 million, respectively, of cash and cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had $10.7 million and $5.7 million, respectively, of restricted cash.

Public Warrants

The Company is party to issued and outstanding Public Warrants, which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. The Company accounts for the Public Warrants as liabilities at fair value as the Public Warrants do not meet the criteria for classification within equity. As the Public Warrants utilize an observable price in an active market to assess their fair value the warrants are categorized as Level 1 instruments and are subject to remeasurement at each balance sheet date. During the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million and $0.1 million, respectively, in fair market value adjustments, and during the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $0.5 million, respectively, in fair market value adjustments. Fair market value adjustments are recognized to loss (gain) on fair value instruments within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Convertible Note

The estimated fair value of the Note has been determined to be a Level 3 measurement, as the Company utilizes a binomial lattice model where both the debt and stock features of the Note are considered. In reviewing the debt features of the Note, the Company considered its scheduled coupon and principal payments and compared them to those of instruments currently outstanding in the market of companies with similar credit ratings as well as the risk-free rate. In considering the stock features of the Note, the Company considered the value and volatility of its own stock, in addition to considering volatility of similar instruments in the marketplace as well as the conversion feature of the Note, which is discounted at the risk-free rate.

(16) Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. At September 30, 2024 and December 31, 2023, the Company had approximately 117,000 and 141,000 shares, respectively, of Class A Common Stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by Inspirato for at least six months are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the three and nine months ended September 30, 2024, there were no and 24,000, respectively, employee purchases of Class A Common Stock through the ESPP. During both the three and nine months ended September 30, 2023, there were no employee purchases of Class A Common Stock through the ESPP.

401(k) Employee Savings Plan

The Company sponsors a defined contribution 401(k) plan that covers substantially all employees. During both the three and nine months ended September 30, 2024, the Company made no matching contributions. During the three and nine months ended September 30, 2023, the Company matched $0.2 million and $1.1 million, respectively.

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

Inspirato LLC was party to certain property usage agreements with Exclusive Resorts, pursuant to which Inspirato LLC paid Exclusive Resorts to use and operate certain Exclusive Resorts homes for Inspirato members’ usage. For the three and nine months ended September 30, 2024, Inspirato recognized no related party expense related to these agreements as these property usage agreements had been terminated during 2023. For the three and nine months ended September 30, 2023, Inspirato recognized $0.0 million and $0.6 million, respectively, in related party expense related to these agreements, which is recorded to cost of revenue within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In March of 2024, Inspirato LLC entered into license agreements with Exclusive Resorts for use of certain of the Company’s leased properties. These agreements, as amended in April 2024, commence in May and September of 2024. The agreements have initial terms of three years, subject to early termination rights for both parties. Effective as of September 27, 2024, Inspirato LLC terminated one of these agreements. For the three and nine months ended September 30, 2024, $0.1 million and $0.2 million, respectively, of revenue was recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Considering each agreement with Exclusive Resorts above, as of both September 30, 2024 and December 31, 2023, the amount due from Exclusive Resorts is $0.8 million and is recorded to accounts receivable, net – related parties on the Company’s Condensed Consolidated Balance Sheets.

Further, Inspirato LLC has entered into lease agreements with certain former Company executives and board members whereby Inspirato LLC leases property from those executives and board members and pays those executives and board members a fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements were less than $0.1 million during both the three and nine months ended September 30, 2024. Total payments made under these lease agreements were less than $0.1 million for both the three and nine months ended September 30, 2023.

In August of 2024, the Company entered into the Termination Agreement of certain previously impaired, underperforming leases. Under the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As security for the Company’s obligation to pay the termination fee, the Purchaser agreed to guarantee such payment upon the occurrence of any of the following events: (i) the Company’s default in payment or performance of obligations, (ii) the Company’s voluntary petition in bankruptcy or insolvency or (iii) any proceeding filed or brought against the Company. In exchange for the Purchaser’s guarantee of the termination fee, the Company is paying the Purchaser $0.6 million ratably over six months beginning January 2025.

Subsequent to the Investment Agreement with One Planet Group, the Company entered into various arrangements for expense reimbursements between One Planet Group and the Company relating to executive travel reimbursement and management consulting fees. Total payments were less than $0.1 million for both the three and nine months ended September 30, 2024.

(18) Restructuring Charges

During the three months ended September 30, 2024, the Company developed a plan for a restructuring (the “Reorganization Plan”). The Reorganization Plan included provisions for the Termination Agreement, termination and settlement of the TRA, the reduction in force, acquisition of shares and infusion of cash from One Planet Group, change in Chief Executive Officer (“CEO”) and the composition of the Company’s Board of Directors as well as plan to review expenses and business processes.

The following table presents the components of restructuring charges during the three and nine months ended September 30, 2024 (in thousands):

Cash Restructuring Charges:
Severance and other employee-related benefits	$1,846
Termination of the TRA	250
Other restructuring charges	494
Total Cash Restructuring Charges	2,590
Non-Cash Restructuring Charges:
Acceleration of equity-based compensation	4,395
Total Restructuring Charges	$6,985

Through September 30, 2024, the Company paid $1.3 million of the cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $1.3 million as of September 30, 2024 and are included in accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheet.

Additionally, in connection with the Reorganization Plan, the Company also entered into the Termination Agreement of certain previously impaired, underperforming leases that resulted in a gain on lease termination of $37.1 million. The Company’s gain on lease termination was recorded to asset impairments and (gain) on lease termination on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for additional information.

(19) Supplemental Financial Information

The following table presents the year-to-date supplemental and non-cash investing and financing activities (in thousands):

	Nine months ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for income taxes	$132	$12
Significant non-cash transactions:
Conversion of Class V to Class A stock	$127,868	$—
Accounting principle adoption	$—	$204
Fixed assets purchased but unpaid, included in accounts payable at period end	$701	$1,009
Operating lease right-of-use assets exchanged for lease obligations	$23,588	$52,629

(20) Subsequent Events

On October 22, 2024, the Company entered into the Secondary Investment Agreement with the Secondary Purchasers, to sell approximately 757,576 shares of Class A Common Stock, $0.0001 par value per share, at $3.96 per share, the closing price at October 22, 2024, for an aggregate purchase price of $3.0 million. The closing of the transactions contemplated by the Secondary Investment Agreement occurred on October 24, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2024. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

Inspirato Incorporated and its subsidiaries (collectively, “Inspirato”, “we”, or “our”) is a subscription-based luxury travel company that provides exclusive access to a managed and controlled portfolio of curated vacation options, delivered through an innovative model designed to ensure the service, certainty and value that discerning customers demand. The Inspirato portfolio includes branded luxury vacation homes, accommodations at five-star hotel and resort partners and custom travel experiences.

For travelers, we offer access to a diverse portfolio of vacation options that includes approximately 360 private luxury vacation homes available to our customers, and accommodations at approximately 230 luxury hotel and resort partners in over 200 destinations around the world as of September 30, 2024. Our portfolio also includes Inspirato Only experiences, featuring one-of-a-kind luxury safaris, cruises and other experiences with Inspirato-only member lists along with Bespoke trips, which offer custom-designed “bucket list” itineraries. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

Investment Agreement

On August 12, 2024, we entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock, $0.0001 par value per share, at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”), each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, the Purchaser was granted an option to acquire additional shares of Class A Common Stock after November 29, 2024 and prior to December 29, 2024 for $3.43 per share with an aggregate purchase price of up to $2.5 million and with each incremental share purchase the Purchaser would also receive an equal number of additional Investment Warrants (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. The Purchaser named four new directors to the Inspirato Board of Directors pursuant to the Investment Agreement, and the size of our Board remains at seven directors.

On October 22, 2024, we entered into a secondary investment agreement (the “Secondary Investment Agreement”) with two investors (the “Secondary Purchasers”), to sell approximately 757,576 shares of Class A Common Stock, $0.0001 par value per share, at $3.96 per share, the closing price at October 22, 2024, for an aggregate purchase price of $3.0 million. The closing of the transactions contemplated by the Secondary Investment Agreement occurred on October 24, 2024.

Reorganization Plan

During the three months ended September 30, 2024, we developed a plan for a restructuring (the “Reorganization Plan”). The Reorganization Plan included provisions for the Termination Agreement (discussed and defined below), termination and settlement of the Tax Receivable Agreement, the reduction in force, acquisition of shares and infusion of cash from One Planet Group, change in Chief Executive Officer (“CEO”) and the composition of our Board of Directors as well as plan to review expenses and business processes.

The following table presents the components of restructuring charges during the three and nine months ended September 30, 2024 (in thousands):

Cash Restructuring Charges:
Severance and other employee-related benefits	$1,846
Termination of the TRA	250
Other restructuring charges	494
Total Cash Restructuring Charges	2,590
Non-Cash Restructuring Charges:
Acceleration of equity-based compensation	4,395
Total Restructuring Charges	$6,985

Further, as discussed above, we entered into a Lease Termination and Surrender Agreement on August 12, 2024, subsequently amended on August 30, 2024, effective August 31, 2024, (the “Termination Agreement”) of certain previously impaired, underperforming leases under which we did not previously have termination rights. The Termination Agreement resulted in a gain on lease termination of $37.1 million and the removal of $57.0 million of future lease payments through 2032. The gain on lease termination was recorded to asset impairments and (gain) on lease termination on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 – Leases for additional information. Additionally, as part of the Termination Agreement, we agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. Lastly, as part of the Termination Agreement, the Purchaser agreed to act as guarantor of the $6.6 million termination fee and as compensation for that guarantee we agreed to pay the Purchaser $0.6 million ratably over six months beginning January 2025. Both the termination fee and the purchaser’s guarantor charge were recorded to asset impairments and (gain) on lease termination on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Inspirato Invited

In June of 2024, we launched Inspirato Invited (“Invited”), a ten-year subscription that offers a fixed daily rate to our members in exchange for a substantial upfront initiation fee.

Capital One Ventures Investment and Strategic Partnership

In August of 2023, we entered into an investment agreement with an affiliate of Capital One Services, LLC (“Capital One”), providing for a $25.0 million strategic investment by Capital One in Inspirato through the private placement of an 8% Senior Secured Convertible Note due 2028 (the “Note”). On September 29, 2023, we sold and issued the Note. The total net proceeds from this offering were approximately $23.1 million, after deducting $1.9 million of debt issuance costs.

The Note is an unsubordinated secured obligation of Inspirato. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of Inspirato. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and we have elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

The Note is currently convertible at a conversion price of $30 per share, subject to customary anti-dilution adjustments upon certain events, including any dividend of Company securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of our assets.

Additionally, our strategic partnership with Capital One is expected to provide us with a long-term partner with the ability to deliver increased demand for travel services as well as highly qualified lead generation opportunities for our Inspirato Club (“Club”) and Inspirato Pass (“Pass”) Subscription offerings, while providing Capital One a highly differentiated and exclusive luxury travel benefit for its consumers.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.

Active Subscriptions

We define Active Subscriptions as Subscriptions that are paid in full, as well as those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Legacy	6,900	8,300
Pass	1,700	2,700
Club	3,800	3,500
Total Active Subscriptions	12,400	14,500

Inspirato Legacy (“Legacy”) Subscriptions, an offering we no longer sell, had substantial initiation fees and have annual dues that were lower than annualized dues for Club Subscriptions. Club and Pass Subscriptions are available through monthly, semi-annual, annual, and multi-year contracts. Invited Subscriptions are available through ten-year contracts and are included as part of Club subscriptions above given the limited number of sales as the program was launched in June of 2024. The majority of our Subscriptions are annual or multi-year contracts.

Subscription revenue is comprised of initiation fees and recurring dues, net of discounts and travel incentives provided to members. We typically bill upfront for Club and Pass Subscriptions and Subscription payments are non-refundable. Our Subscription agreements typically auto-renew after the initial term. Our agreements are generally cancellable by providing 30 days’ notice. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Revenue is recognized ratably over the related contractual term, generally beginning on the date that our platform is made available to a member. Invited Subscription revenue is amortized over the ten-year contract period.

Our Subscription revenue and operating results are impacted by our ability to attract and maintain members.

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

We monitor (i) paid nights delivered, (ii) ADR and (iii) Occupancy for our residences and leased hotels as we bear the financial responsibility in these properties and can more closely control both the nightly rates and costs as compared to our net-rate hotel partners. Average rates at our hotel partners are typically lower than our residences, as our residences are typically larger and accommodate more guests than hotel rooms and suites.

The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Residences
Paid Nights Delivered	15,600	16,100	46,100	47,300
Total Nights Delivered	23,200	29,500	70,500	87,200
Occupancy	71%	73%	73%	74%
ADR	$1,624	$1,618	$1,724	$1,866

Hotels
Paid Nights Delivered (1)	7,900	10,300	25,300	32,300
Total Nights Delivered (1)	12,300	16,900	42,100	57,200
Occupancy (2)	82%	70%	76%	72%
ADR (1)	$1,105	$832	$1,063	$938

Total
Paid Nights Delivered (1)	23,500	26,500	71,400	79,600
Total Nights Delivered (1)	35,600	46,300	112,600	144,400
Occupancy (2)	73%	72%	73%	73%
ADR (1)	$1,449	$1,311	$1,492	$1,490

(1) Includes net-rate hotel nights.

(2) Excludes net-rate hotel nights as we purchase individual nights but do not have a total number of nights obligation.

Travel revenue is generally recognized when travel occurs. Amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs. We derive our travel revenue by charging a nightly rate for stays at our portfolio of residences and hotels. For residence and hotel stays, a service charge is also included. Travel revenue also includes amounts collected from fees when a trip is cancelled. A portion of travel revenue comes from customers who do not have paid Subscriptions; these customers receive trial Subscriptions and are primarily from IFG and IFB or are customers who are under promotions with partners. We also earn revenue from Inspirato Only experiences and Bespoke trips.

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

Seasonality

Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. In a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. Our Subscription services are seasonal to the extent that interest from potential new members tends to also follow travel revenue. However, subscription revenues from existing members are not impacted by seasonality.

Results of operations

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2024 and 2023 (in thousands, other than percentages):

					Percent
	Three Months Ended		Amount of		change
	September 30,		increase		favorable
	2024	2023	(decrease)		(unfavorable)
Revenue	$69,114	$82,598	$(13,484)		(16)%
Cost of revenue (1)	49,620	57,726	(8,106)		14%
Asset impairments and (gain) on lease termination	(29,895)	4,294	(34,189)		n/m
Gross margin	$49,389	$20,578	$28,811		140%
Gross margin percent	71%	25%	47	pp

General and administrative (1)	$19,795	$21,651	$(1,856)		9%
Sales and marketing (1)	7,209	9,369	(2,160)		23%
Operations (1)	5,269	9,345	(4,076)		44%
Technology and development (1)	1,728	2,678	(950)		35%
Depreciation and amortization	1,010	998	12		(1)%
Interest expense, net	454	1,731	(1,277)		74%
Loss (gain) on fair value instruments	158	(267)	425		n/m
Restructuring charges	6,985	—	6,985		n/m
Other expense, net	8	3	5		(167)%
Income (loss) and comprehensive income (loss) before income taxes	6,773	(24,930)	31,703		n/m
Income tax expense	151	492	(341)		69%
Net income (loss) and comprehensive income (loss)	$6,622	$(25,422)	$32,044		n/m

n/m - non-meaningful

pp - percentage point

(1)	The balances presented for cost of revenue, general and administrative, sales and marketing, operations and technology and development for the three months ended September 30, 2023 have been adjusted to reflect the current year’s presentation of the allocation of stock-based compensation. This change impacted gross margin for the three months ended September 30, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This change did not impact the loss before income taxes but, rather, was a reclassification between the financial statement line items. See the reclassification of prior year presentation footnote within Note 2 – Significant Accounting Policies in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Comparison of the three months ended September 30, 2024 and 2023:

Revenue. Total revenue decreased $13.5 million from $82.6 million for the three months ended September 30, 2023 to $69.1 million for the three months ended September 30, 2024, a decrease of 16%. Disaggregated revenue for the three months ended September 30, 2024 and 2023 is as follows (in thousands, other than percentages):

				Percent
	Three Months Ended		Amount of	change
	September 30,		increase	favorable
	2024	2023	(decrease)	(unfavorable)
Travel	$42,571	$49,065	$(6,494)	(13)%
Subscription	22,998	33,344	(10,346)	(31)%
Rewards and other revenue	3,545	189	3,356	1,776%
Total	$69,114	$82,598	$(13,484)	(16)%

Travel revenue decreased $6.5 million from $49.1 million for the three months ended September 30, 2023 to $42.6 million for the three months ended September 30, 2024. The decrease in travel revenue is primarily driven by an 11% decrease in paid nights delivered due to fewer members resulting in a decrease of $5.6 million partially offset by an 11% increase in the ADR recognized for those paid nights resulting in an increase of $3.3 million to travel revenue. Further declines in revenue were caused by a $2.6 million decrease in revenue from IFG and IFB as well as a decrease of $1.6 million for deferrals from the Inspirato Rewards (“Rewards”) program that was launched in August of 2023.

Subscription revenue decreased $10.3 million from $33.3 million for the three months ended September 30, 2023 to $23.0 million for the three months ended September 30, 2024. The decrease is primarily due to a 14% decrease in the number of subscriptions during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, resulting in a $3.4 million decrease to subscription revenue as well as a $5.8 million decrease from a decline in the revenue recognized per subscription due to the decline in Pass subscriptions. Additionally, subscription revenue further declined by $1.2 million for deferrals from the Rewards program that was launched in August of 2023.

Rewards and other revenue increased $3.4 million from $0.2 million for the three months ended September 30, 2023 to $3.5 million for the three months ended September 30, 2024. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, which was launched in August of 2023.

Cost of revenue. Cost of revenue decreased $8.1 million from $57.7 million for the three months ended September 30, 2023 to $49.6 million for the three months ended September 30, 2024, a decrease of 14%. The decrease is primarily a result of decreases in lease costs of $5.6 million, decreases in booking fees of $1.7 million driven by fewer bookings, and a net decrease of $0.5 million in employee costs in cost of revenue. Additionally, cost of revenue further declined by $0.4 million from lower property management, resort and housekeeping fees.

Asset impairments and (gain) on lease termination. Asset impairments and gain on lease termination consisted of asset impairments of $4.3 million during the three months ended September 30, 2023 and a gain on lease termination of $29.9 million for the three months ended September 30, 2024. During the three months ended September 30, 2023, we identified 5 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $4.3 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, we entered into the Termination Agreement for certain previously impaired, underperforming leases that resulted in a decrease to our right-of-use assets of $4.6 million and a decrease to our operating lease liabilities of $41.7 million, resulting in a gain on lease termination of $37.1 million. The gain was partially offset by the termination fee of $6.6 million as well as the payment of $0.6 million to One Planet Group for the guarantee. No asset impairments were identified for the three months ended September 30, 2024.

General and administrative. General and administrative expenses decreased $1.9 million from $21.7 million for the three months ended September 30, 2023 to $19.8 million for the three months ended September 30, 2024, a decrease of 9%. The decrease is primarily a result of a net decrease of $4.6 million in corporate costs and a decrease of $3.7 million due to lower headcount from the reductions in force that took place during 2023 and in August of 2024. These decreases were partially offset by increases of $3.4 million due to higher equity-based compensation expense, $1.9 million from other non-recurring professional fees not incurred during 2023 and $1.1 million from increased cloud software amortization.

Sales and marketing. Sales and marketing expenses decreased $2.2 million from $9.4 million for the three months ended September 30, 2023 to $7.2 million for the three months ended September 30, 2024, a decrease of 23%. The decrease is primarily a result of lower employee compensation of $1.9 million due to the reduction in force in August of 2024 as well as decreases for employee costs between periods. Sales and marketing further decreased $0.3 million from net decreases in spending on software purchases and license fees, online advertising and events.

Operations. Operations expenses decreased $4.1 million from $9.3 million for the three months ended September 30, 2023 to $5.3 million for the three months ended September 30, 2024, a decrease of 44%, primarily due to a net decrease of $2.4 million from lower spend due to decreases in the number of residences and other cost savings initiatives and a decrease of $1.6 million due to the reduction in force in August of 2024.

Technology and development. Technology and development expenses decreased $1.0 million from $2.7 million for the three months ended September 30, 2023 to $1.7 million for the three months ended September 30, 2024, a decrease of 35%, primarily due to the reductions in force that took place during 2023 and in August of 2024.

Depreciation and amortization. Depreciation and amortization expenses remained flat for the three months ended September 30, 2023 and the three months ended September 30, 2024, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest expense, net. Interest expense, net decreased $1.3 million from $1.7 million for the three months ended September 30, 2023 to $0.5 million for the three months ended September 30, 2024, a decrease of 74%. We incurred interest expense on the Note of $0.6 million during the three months ended September 30, 2024 as compared to debt issuance costs and interest expense of $2.0 million during the three months ended September 30, 2023. The interest expense was offset by interest income from our banking relationship of $0.1 million for the three months ended September 30, 2024 as compared to $0.3 million for the three months ended September 30, 2023.

Loss (gain) on fair value instruments. Losses and gains on fair value instruments changed from a gain of $0.3 million for the three months ended September 30, 2023 to a loss of $0.2 million for the three months ended September 30, 2024. Public Warrant fair value gains decreased $0.3 million from a gain of $0.3 million for the three months ended September 30, 2023 to a loss of less than $0.1 million for the three months ended September 30, 2024. The fair value loss recognized on the Note was $0.1 million during the three months ended September 30, 2024, primarily due to changes in discount rates. The Note was issued on September 29, 2023.

Restructuring charges. Restructuring charges were $7.0 million during the three months ended September 30, 2024 compared to no restructuring charges during the three months ended September 30, 2023. The increase is primarily a result of $4.4 million acceleration of equity-based compensation expense and $2.6 million cash restructuring charges that were incurred during the three months ended September 30, 2024.

Other expense, net. Other expense, net remained flat for the three months ended September 30, 2024 and the three months ended September 30, 2023.

Income tax expense. Income tax expense decreased $0.3 million from $0.5 million during the three months ended September 30, 2023 to $0.2 million during the three months ended September 30, 2024. The decrease was primarily due to lower amounts owed to state and foreign taxing authorities.

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024 and 2023 (in thousands, other than percentages):

					Percent
	Nine Months Ended		Amount of		change
	September 30,		increase		favorable
	2024	2023	(decrease)		(unfavorable)
Revenue	$216,741	$258,390	$(41,649)		(16)%
Cost of revenue (1)	149,345	182,498	(33,153)		18%
Asset impairments and (gain) on lease termination	(29,895)	34,348	(64,243)		n/m
Gross margin	$97,291	$41,544	$55,747		134%
Gross margin percent	45%	16%	29	pp

General and administrative (1)	$48,438	$56,238	$(7,800)		14%
Sales and marketing (1)	24,707	24,388	319		(1)%
Operations (1)	17,058	24,607	(7,549)		31%
Technology and development (1)	6,044	9,365	(3,321)		35%
Depreciation and amortization	3,024	2,992	32		(1)%
Interest expense, net	1,150	1,204	(54)		4%
Gain on fair value instruments	(3,675)	(543)	(3,132)		577%
Restructuring charges	6,985	—	6,985		n/m
Other (income) expense, net	(269)	381	(650)		n/m
Loss and comprehensive loss before income taxes	(6,171)	(77,088)	70,917		92%
Income tax expense	351	909	(558)		61%
Net loss and comprehensive loss	$(6,522)	$(77,997)	$71,475		92%

n/m - non-meaningful

pp - percentage point

(1)	The balances presented for cost of revenue, general and administrative, sales and marketing, operations and technology and development for the nine months ended September 30, 2023 have been adjusted to reflect the current year’s presentation of the allocation of stock-based compensation. This change impacted gross margin for the nine months ended September 30, 2023 by the amount of equity-based compensation reclassified to cost of revenue. This change did not impact the loss before income taxes but, rather, was a reclassification between the financial statement line items. See the reclassification of prior year presentation footnote within Note 2 – Significant Accounting Policies in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Comparison of the nine months ended September 30, 2024 and 2023:

Revenue. Total revenue decreased $41.6 million from $258.4 million for the nine months ended September 30, 2023 to $216.7 million for the nine months ended September 30, 2024, a decrease of 16%. Disaggregated revenue for the nine months ended September 30, 2024 and 2023 is as follows (in thousands, other than percentages):

				Percent
	Nine Months Ended		Amount of	change
	September 30,		increase	favorable
	2024	2023	(decrease)	(unfavorable)
Travel	$131,091	$152,224	$(21,133)	(14)%
Subscription	76,303	105,893	(29,590)	(28)%
Rewards and other revenue	9,347	273	9,074	3,324%
Total	$216,741	$258,390	$(41,649)	(16)%

Travel revenue decreased $21.1 million from $152.2 million for the nine months ended September 30, 2023 to $131.1 million for the nine months ended September 30, 2024. The decrease in travel revenue is primarily driven by a 10% decrease in paid nights delivered due to fewer members resulting in a decrease of $15.7 million while ADR recognized for those paid nights remained flat. Travel revenue further decreased $5.1 million for the Rewards program travel allocation as the Rewards program was not launched until the third quarter of 2023 and, therefore, deferrals for travel revenue were not incurred during the nine months ended September 30, 2023. Further declines in travel revenue were caused by net decreases in service fee revenue, cancel fee revenue, partner commission revenue and other travel revenue of $3.6 million. These decreases were partially offset by an increase of $3.3 million in revenue from IFG and IFB.

Subscription revenue decreased $29.6 million from $105.9 million for the nine months ended September 30, 2023 to $76.3 million for the nine months ended September 30, 2024. The decrease is primarily due to a 14% decrease in the number of subscriptions during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, resulting in a $15.3 million decrease to subscription revenue as well as a $10.7 million decrease from a decline in the revenue recognized per subscription due primarily to the decline in Pass subscriptions. Additionally, subscription revenue further declined by $3.6 million for deferrals for the Rewards program that was launched in August of 2023.

Rewards and other revenue increased $9.1 million from $0.3 million for the nine months ended September 30, 2023 to $9.3 million for the nine months ended September 30, 2024. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, which was launched in August of 2023.

Cost of revenue. Cost of revenue decreased $33.2 million from $182.5 million for the nine months ended September 30, 2023 to $149.3 million for the nine months ended September 30, 2024, a decrease of 18%. The decrease is primarily a result of decreases in booking fees of $15.8 million driven by fewer bookings, decreases in lease costs of $12.4 million, decreases of $2.5 million from lower property management, resort and housekeeping fees and net decreases of $2.5 million from the transition of certain employees from cost of revenue to operations after June 30, 2023.

Asset impairments (gain) on lease termination. Asset impairments and gain on lease termination consisted of asset impairments of $34.3 million for the nine months ended September 30, 2023 and a gain on lease termination of $29.9 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we identified 38 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $34.3 million and property plant and equipment impairments of $0.3 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we entered into the Termination Agreement for certain previously impaired, underperforming leases that resulted in a decrease to our right-of-use assets of $4.6 million and a decrease to our operating lease liabilities of $41.7 million, resulting in a gain on lease termination of $37.1 million. The gain was partially offset by the termination fee of $6.6 million as well as the payment of $0.6 million to One Planet Group for the guarantee. No asset impairments were identified for the nine months ended September 30, 2024.

General and administrative. General and administrative expenses decreased $7.8 million from $56.2 million for the nine months ended September 30, 2023 to $48.4 million for the nine months ended September 30, 2024, a decrease of 14%. The decrease is primarily a result of a decrease in payroll-related expenses of $7.0 million due to lower headcount from the reductions in force that took place during 2023 and in August of 2024 as well as a decrease of $6.8 million from lower corporate costs. These decreases were partially offset by increases of $3.0 million due to higher equity-based compensation expense, $1.1 million from increased cloud software amortization and an increase of $1.9 million from other non-recurring professional fees not incurred during 2023.

Sales and marketing. Sales and marketing expenses increased $0.3 million from $24.4 million for the nine months ended September 30, 2023 to $24.7 million for the nine months ended September 30, 2024, an increase of 1%. The increase is primarily a result of higher employee compensation of $0.6 million due to the transition of certain employees from operations to sales and marketing during 2023 as well as increases in employee costs between periods. The increase was partially offset by a decrease of $0.3 million from decreases in spending on software purchases and license fees, online advertising and events.

Operations. Operations expenses decreased $7.5 million from $24.6 million for the nine months ended September 30, 2023 to $17.1 million for the nine months ended September 30, 2024, a decrease of 31%, primarily due to a decrease of $4.0 million from the net transition of certain employees from cost of revenue into operations and from operations to sales and marketing and a net decrease of $3.5 million from lower spend due to decreases in events expense, mileage and meals and other cost savings initiatives.

Technology and development. Technology and development expenses decreased $3.3 million from $9.4 million for the nine months ended September 30, 2023 to $6.0 million for the nine months ended September 30, 2024, a decrease of 35%, primarily due to the reductions in force that took place during 2023 and in August of 2024.

Depreciation and amortization. Depreciation and amortization expenses remained flat for the nine months ended September 30, 2023 and the nine months ended September 30, 2024, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest expense, net. Interest expense, net remained flat for the nine months ended September 30, 2023 and the nine months ended September 30, 2024. We incurred interest expense on the Note of $1.6 million during the nine months ended September 30, 2024 as compared to debt issuance costs and interest expense of $2.0 million during the nine months ended September 30, 2023. The interest expense was offset by interest income from our banking relationship of $0.4 million for the nine months ended September 30, 2024 as compared to $0.8 million for the nine months ended September 30, 2023.

Gain on fair value instruments. Gain on fair value instruments increased $3.1 million from $0.5 million for the nine months ended September 30, 2023 to $3.7 million for the nine months ended September 30, 2024, an increase of 577%. Public Warrant fair value gains decreased $0.6 million from a gain of $0.5 million for the nine months ended September 30, 2023 to a loss of $0.1 million for the nine months ended September 30, 2024. The fair value gain recognized on the Note was $3.8 million during the nine months ended September 30, 2024, primarily due to changes in discount rates. The Note was issued on September 29, 2023.

Restructuring charges. Restructuring charges were $7.0 million for the nine months ended September 30, 2024 compared to no restructuring charges during the nine months ended September 30, 2023. The increase is primarily a result of $4.4 million acceleration of equity-based compensation expense and $2.6 million cash restructuring charges that were incurred during the nine months ended September 30, 2024.

Other (income) expense, net. Other (income) expense, net changed from other expense, net of $0.4 million for the nine months ended September 30, 2023 to other income, net of $0.3 million for the nine months ended September 30, 2024. The change is primarily due to $0.3 million lower loss on retirement of fixed assets during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and insurance recoveries of $0.4 million during the nine months ended September 30, 2024 that were not received during the nine months ended September 30, 2023.

Income tax expense. Income tax expense decreased $0.6 million from $0.9 million for the nine months ended September 30, 2023 to $0.4 million for the nine months ended September 30, 2024. The decrease was primarily due to lower amounts owed to state and foreign taxing authorities.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had $13.5 million of cash and cash equivalents and $10.7 million of restricted cash. Further, as a result of the Reorganization Plan entered into in conjunction with the closing of the One Planet Group Financing, we have engaged in several initiatives that together are expected to result in the following cash savings on an annual basis:

●	We performed a reduction in force on August 12, 2024, which resulted in approximately $15.0 million in annualized cash savings. Additional headcount reductions from the planned elimination of positions as employees departed Inspirato after August 12, 2024 resulted in approximately $3.0 million in additional annualized cash savings.
●	The Termination Agreement resulted in the removal of $57.0 million in future lease payments through 2032 resulting in annualized cash savings of approximately $7.5 million.
●	We have reviewed and negotiated non-critical spend such as professional fees, software and noncritical marketing which has resulted in annualized savings of approximately $10.0 million.
●	We are currently reviewing our lease portfolio to either renegotiate unfavorable leases or to exit unprofitable properties, a process that is expected to yield approximately $7.5 million in annualized savings.

Additionally, on October 22, 2024, we entered into the Secondary Investment Agreement with the Secondary Purchasers, to sell approximately 757,576 shares of Class A Common Stock, $0.0001 par value per share, at $3.96 per share, the closing price at October 22, 2024, for an aggregate purchase price of $3.0 million. Further, the Investment Agreement Option can be exercised for an aggregate purchase price of up to $2.5 million any time between November 29, 2024 and December 29, 2024.

Together these strategic initiatives through the Reorganization Plan, as well as obtaining additional new capital investments, including, but not limited to, the Secondary Investment Agreement as well as the Investment Agreement Option from the Purchaser to purchase an additional $2.5 million in Class A Shares and Investment Warrants, support our belief that our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next twelve months.

We are operating in an uncertain economic environment, however, and we cannot make assurances that our Reorganization Plan will result in the cash savings we anticipate, that our business will generate sufficient cash flow from operations or that financing will be available to us and in amounts sufficient to enable us to fund our other liquidity needs. If cash generated from our operations is not sufficient or available to meet our liquidity requirements, then we may be required to obtain additional financing in the future. There can be no assurances that equity or debt financing will be available to us if or when we need it or, if available, the terms will be satisfactory to us.

Our principal sources of liquidity have historically consisted of cash flow from financing activities as well as operating activities, primarily from revenue related to travel and Subscriptions. On September 29, 2023, we sold and issued the Note for net proceeds of approximately $23.1 million. We are in compliance with all covenants under the Note. For additional information on the Note, refer to “Overview—Capital One Ventures Investment and Strategic Partnership” above. Additionally, on August 12, 2024 we entered into the Investment Agreement, which provided $10.0 million in cash to the business through an equity infusion. For additional information on the Investment Agreement, refer to “Overview—Investment Agreement” above.

We have generally maintained a working capital deficit, meaning that our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of September 30, 2024, deferred revenue included $72.1 million, $63.2 million, $17.8 million and $10.9 million for travel, subscriptions, travel credits and Rewards, respectively. Also, as of

September 30, 2024, our current operating lease liabilities totaled $55.3 million and our noncurrent operating lease liabilities totaled $137.4 million. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, other initiatives including the success of Rewards and Invited and overall economic conditions.

The following table presents summarized information from our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(22,713)	$(45,405)
Net cash used in investing activities	(4,833)	(10,731)
Net cash provided by financing activities	9,419	25,553
Net decrease in cash, cash equivalents and restricted cash	$(18,127)	$(30,583)

Cash Flows

Cash flows used in operating activities. Cash used in operating activities decreased from $45.4 million during the nine months ended September 30, 2023 to $22.7 million during the nine months ended September 30, 2024. This change is primarily driven by a reduction of net loss of $71.5 million, an increase in equity compensation of $6.2 million and changes in operating assets and liabilities including a $5.4 million change in deferred revenue, a $3.8 million change in prepaid member travel, a $1.6 million change to paid-in-kind interest and a $1.5 million change in depreciation and amortization. The change is partially offset by a $64.2 million change from asset impairments to a gain on lease termination and a $3.1 million change in gain on fair value instruments.

Cash flows used in investing activities. Cash used in investing activities decreased from $10.7 million during the nine months ended September 30, 2023 to $4.8 million during the nine months ended September 30, 2024. The change was driven by lower expenditures related to both ongoing internal software development projects of $5.4 million and property and equipment of $0.5 million.

Cash flows provided by financing activities. Cash flows from financing activities changed from $25.6 million during the nine months ended September 30, 2023 to $9.4 million during the nine months ended September 30, 2024. The decrease is primarily due to proceeds from the $25.0 million Note that was issued during the nine months ended September 30, 2023 as compared to the proceeds from the Investment Agreement of $10.0 million during the nine months ended September 30, 2024. Additionally, further decreases are from a $1.1 million decrease in net proceeds from employee stock compensation activity.

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

Future minimum annual commitments under these operating leases as of September 30, 2024 are as follows (in thousands):

Fiscal Year Ending	Operating leases
Remainder of 2024	$18,574
2025	65,499
2026	45,570
2027	32,555
2028	23,767
2029 and thereafter	54,906
Total minimum lease payments	$240,871

As of September 30, 2024, we were party to 10 leases that had not yet commenced. Future payments under these leases were $14.1 million as of September 30, 2024.

The $25.0 million Note is an unsubordinated secured obligation of Inspirato. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is payable quarterly on the last business day of each calendar quarter following the issuance of the Note and is payable at our election in cash or in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.

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

Adjusted Net Loss

We define Adjusted Net Loss as net income (loss) and comprehensive income (loss) less asset impairments and (gain) on lease termination, fair value gains and losses on financial instruments, restructuring charges and other non-recurring professional fees.

The above items are excluded from Adjusted Net Loss because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business.

The following table presents a reconciliation of our net income (loss) and comprehensive income (loss), the closest GAAP measure, to Adjusted Net Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) and comprehensive income (loss)	$6,622	$(25,422)	$(6,522)	$(77,997)
Asset impairments and (gain) on lease termination	(29,895)	4,294	(29,895)	34,348
Loss (gain) on fair value instruments	158	(267)	(3,675)	(543)
Restructuring charges	6,985	—	6,985	—
Other non-recurring professional fees (1)	1,828	—	1,828	—
Adjusted Net Loss	$(14,302)	$(21,395)	$(31,279)	$(44,192)
(1)	Included in general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) and comprehensive income (loss) less interest, income taxes, depreciation and amortization, equity-based compensation expense, fair value gains and losses on financial instruments, restructuring charges, other non-recurring professional fees and asset impairments and (gain) on lease termination. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) and comprehensive income (loss)	$6,622	$(25,422)	$(6,522)	$(77,997)
Interest expense, net	454	1,731	1,150	1,204
Income tax expense	151	492	351	909
Depreciation and amortization	3,064	3,321	8,512	7,047
Equity‑based compensation	7,279	6,686	12,829	11,074
Loss (gain) on fair value instruments	158	(267)	(3,675)	(543)
Restructuring charges	6,985	—	6,985	—
Other non-recurring professional fees (1)	1,828	—	1,828	—
Asset impairments and (gain) on lease termination	(29,895)	4,294	(29,895)	34,348
Adjusted EBITDA	$(3,354)	$(9,165)	$(8,437)	$(23,958)
Adjusted EBITDA Margin	(4.9)%	(11.1)%	(3.9)%	(9.3)%
(1)	Included in general and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less development of internal-use software and purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after development of internal-use software and purchases of property and equipment, that can be used for strategic initiatives, if any.

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash used in operating activities	$(13,744)	$(11,721)	$(22,713)	$(45,405)
Development of internal-use software	(172)	(2,624)	(528)	(5,924)
Purchase of property and equipment	(1,135)	(1,223)	(4,305)	(4,807)
Free Cash Flow	$(15,051)	$(15,568)	$(27,546)	$(56,136)

Recently Adopted Accounting Pronouncements

For information on recently adopted accounting pronouncements, see Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our principal market risks are our exposure to foreign currency risk and our equity risk.

Foreign Currency Risk

We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. During the three and nine months ended September 30, 2024, our operating expenditures denominated in foreign currencies were approximately $4.7 million and $18.0 million, respectively, primarily in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would have a $0.5 million and $1.8 million impact to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024, respectively.

Equity Risk

We are exposed to equity risk related to our stock price and overall market capitalization. The fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statements of operations with respect to future stock-based compensation costs and other equity transactions.

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

Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Complaint Relating to Restatement

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and Section 20(a) of the Exchange Act against the individual defendants. The complaint seeks certification as a class action and an unspecified amount of damages, attorneys' fees, expenses, and other costs. The complaint generally alleges that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. We responded to these objections and on September 23, 2024, the Court granted our motion to dismiss the lawsuit without prejudice. On October 23, 2024, the plaintiff filed an amended motion for the Court’s review.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except for the following:

Resales of our Class A Common Stock in the public market may cause the trading price to fall.

Resales of a substantial number of shares of our Class A Common Stock could depress the trading price of our Class A Common Stock. Such sales could also result in resales of our Class A Common Stock by our other current stockholders, potentially leading to further decreases in the trading price of the Class A Common Stock.

There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.

On October 28, 2024, we received notice from Nasdaq that we are now compliant with its listing standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

1.1	Equity Distribution Agreement, dated September 24, 2024, by and between Inspirato Incorporated and Northland Securities, Inc.		8-K	001-39791	1.1	September 25, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company.		10-Q	001-39791	3.1	November 9, 2023
3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.2	October 18, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
10.1	Investment Agreement, dated as of October 22, 2024, by and among Inspirato Incorporated, Tribridge Limited, and Julian MacQueen		8-K	001-39791	10.1	October 25, 2024
10.2	Investment Agreement, dated as of August 12, 2024, between Inspirato Incorporated and One Planet Group LLC		8-K	001-39791	10.1	August 15, 2024
10.3	Form of Voting Agreement		8-K	001-39791	10.2	August 15, 2024
10.4	Executive Employment Agreement, dated as of August 13, 2024, between Inspirato LLC and Payam Zamani		8-K	001-39791	10.3	August 15, 2024
10.5	Separation and Release Agreement, dated as of August 13, 2024, between Inspirato LLC and Brad Handler		8-K	001-39791	10.4	August 15, 2024
10.6	Separation and Release Agreement, dated as of August 13, 2024, between Inspirato LLC and Eric Grosse		8-K	001-39791	10.5	August 15, 2024
10.7	Inspirato Incorporated 2024 Inducement Plan		8-K	001-39791	10.1	August 16, 2024
10.8	Letter agreement amending Investment Agreement dated August 12, 2024.		8-K	001-39791	10.2	September 3, 2024
10.9	Offer Letter between Company and Mr. Arthur dated October 1, 2024		8-K	001-39791	10.1	October 4, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)

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

Inspirato Incorporated

Date: October 30, 2024	By:	/s/ Payam Zamani
Payam Zamani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Robert Kaiden
Robert Kaiden
Chief Financial Officer
(Principal Financial and Accounting Officer)