Form 10-K
period 2024-12-31
Inspirato Inc
filed 2025-03-26
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Class A common stock, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.7 million (based on the closing sales price of the registrant’s common stock on the Nasdaq Stock Market on that date).
Shares of the registrant’s common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 17, 2025, the registrant had outstanding 12,440,577 shares of Class A Common Stock, no shares of Class V Common Stock, no shares of Class B Common Stock and 8,624,792 Warrants.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or our future events or future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•Our partnership with Capital One Services, LLC (“Capital One”);
•Our ability to service our outstanding indebtedness and satisfy related covenants;
•The impact of changes to our executive management team;
•Our ability to comply with the continued listing standards of Nasdaq and the continued listing of our securities on Nasdaq;
•Changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
•The implementation, market acceptance and success of our business model, growth strategy and new products;
•Our expectations and forecasts with respect to the size and growth of the travel and hospitality industry;
•The ability of our services to meet members’ needs;
•Our ability to compete with others in the luxury travel and hospitality industry;
•Our ability to attract and retain qualified employees and management;
•Our ability to adapt to changes in consumer preferences, perception and spending habits and develop and expand our destination or other product offerings and gain market acceptance of our services, including in new geographic areas;
•Our ability to develop and maintain our brand and reputation;
•Developments and projections relating to our competitors and our industry;
•The impact of natural disasters, acts of war, terrorism, widespread global pandemics or illness on our business and the actions we may take in response to them;
•Expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•Our future capital requirements and sources and uses of cash;
•The impact of our reductions in workforce on our expenses;
•The impact of market conditions on our financial condition and operations, including fluctuations in interest rates and inflation;
•Our ability to obtain funding for our operations and future growth;
•Our ability to generate positive cash flow from operations, achieve profitability, and obtain additional financing or access the capital markets to manage our liquidity;
•The impact on our liquidity of the obligations in our contractual agreements, including covenants therein;
•The impact of the One Planet Group LLC investment agreement and financing;
•Our business, expansion plans and opportunities and other strategic alternatives that we may consider, including, but not limited to, mergers, acquisitions, investments, divestitures, and joint ventures; and
•Other factors detailed under the section Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and

Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC.
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

PART I
Item 1. Business
Inspirato Incorporated and its subsidiaries (collectively, the "Company", “Inspirato”, “we”, or “our”) is a private, luxury hospitality club that provides its members with access to an exclusive portfolio of high-end vacation homes, luxury hotels, and curated travel experiences worldwide. The club offers personalized service, dedicated trip planning, and seamless access to exceptional properties through its innovative model designed to ensure the service, certainty and value that discerning customers demand.
For members, we offer access to a diverse portfolio of curated luxury vacation options that include approximately 350 private luxury vacation homes and accommodations at over 220 luxury hotel and resort partners in over 180 destinations around the world as of December 31, 2024. Our portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
Our portfolio of luxury vacation options is accessed through our Subscription platform through which we currently offer three paid Subscription models for members to choose from, Inspirato Club ("Club"), Inspirato Pass ("Pass") and Inspirato Invited ("Invited"). See the ‘Our Luxury Travel Subscriptions’ section below for additional information on each product offering.
In addition to offering a better way to travel, Inspirato also solves critical pain points for hospitality suppliers, including luxury vacation homeowners seeking to monetize their property with rental income. For example, Inspirato provides an opaque distribution channel through which luxury hotels, resorts, and vacation homeowners can generate revenue from their unoccupied hotel rooms and suites or vacation rentals without undercutting their own rates. We also have arrangements with hotels and resort partners to lease rooms under long-term agreements, providing them with fixed income for inventory versus uncertain occupancy-based income. For luxury vacation homeowners we offer a fixed monthly lease payment, expert property management services, and flexible usage benefits in exchange for leasing their home to us for inclusion within our portfolio.
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

On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants each redeemable for a share of Class A Common Stock for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable up to 3.6 million. Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. The Purchaser named four new directors to the Inspirato Board of Directors pursuant to the Investment Agreement, and the size of our Board of Directors remains at seven directors. As contemplated by the Investment Agreement, Payam Zamani was appointed as our Chief Executive Officer ("CEO") and our Executive Chairman.
Our Luxury Travel Subscriptions
Inspirato Club
Launched in 2011, Club members pay an enrollment fee and monthly, semi-annual, annual, or multi-year Subscription fees for access to our portfolio of branded Inspirato luxury vacation homes, luxury hotels, and five-star resort partners, Inspirato Only experiences and custom Bespoke itineraries. In addition to their monthly or annual Subscription, members pay members-only nightly rates to book the trips of their choice. Club members can book vacations up to one year in advance. Every Club trip includes personalized service, including pre-trip planning, on-site concierge, and daily housekeeping. We manage these rates to achieve occupancy and average daily rate goals while also delivering value to drive member satisfaction.
Inspirato Pass
Launched in 2019, Pass members pay an enrollment fee and a monthly, semi-annual, annual, or multi-year Subscription that is inclusive of nightly rates, taxes and fees for Pass trips. Pass members book Pass trips from the Pass trip list, which is a constantly updated selection that includes vacations at Inspirato residences and hotel partners. Pass members have full access to all the benefits of Club, including the ability to pay members-only nightly rates to book trips of their choice, access to our booking promotions, and personalized service on every trip.
Inspirato Invited
Launched in 2024, Invited members pay a substantial upfront enrollment fee for access to our portfolio of luxury vacation homes, luxury hotels and five-star resort partners at a fixed nightly rate for a period of ten years. Invited members can book vacations up to two years in advance. The member is also entitled to other benefits similar to those of Club.
Our Value Proposition
We provide exceptional vacations with outstanding value for luxury travelers (who drive demand) and attractive economics and certainty for hospitality suppliers including hotels, resorts and luxury vacation rental property owners (who we work with to provide supply).
Our Subscription offerings are intended to solve travel pain points by offering the following benefits:
•Certainty of accommodations. All Inspirato Subscriptions provide exclusive access to a portfolio of properties that we directly manage to our high standards. For example, when we onboard luxury vacation homes into our portfolio, we typically outfit them with premium linens, kitchenware, technology, and other amenities and then refresh them at regular intervals to ensure they meet our standards. In addition, after each member checks out from a stay, we perform a detailed walkthrough to ensure it is ready for the next arrival, thus ensuring a consistent quality experience for our members.

•High-quality personalized service. Inspirato is a hospitality company with an expert team of dedicated professionals that offer personalized service comparable to the top-tier hotel and resort brands. Every Inspirato trip includes pre-trip itinerary planning, on-site concierge service, and daily housekeeping. Additionally, our on-site staff are available to our members to assist with their needs during their stay, to ensure we provide the level of service and assurance that discerning travelers expect.
•Confidence with regard to value. We believe our lease agreements and partnerships with hospitality suppliers enable us to offer reduced rates versus comparable luxury vacation alternatives, while saving our members from the hassle of scouring travel websites to confirm whether they have found the best rate or value for their stay.
•Simple, transparent fee structure. Pass members pay an annual fee in exchange for their Pass travel and are not subject to per-trip taxes, resort fees, and other add-on charges imposed by certain hotels. This provides them with predictability and certainty regarding their travel costs and spares them the frustration of encountering unclear or undisclosed fees. Club members are charged a flat rate for taxes and fees for trips purchased a la carte.
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
Managing our Residences
Since our founding over a decade ago, we have developed a highly flexible, asset-light approach to controlling and managing our residences. We lease our homes, paying the owners fixed rental income, rather than buying them. Our leases typically permit us to terminate with 180 days to one year's notice, giving us the ability to remove underperforming residences as well as curate the portfolio in response to market opportunities and travel demand trends.
In addition to traditional leases, we also use other flexible arrangements to secure a small portion (less than 10%) of our residences. These include net rate and profit-sharing agreements whereby we pay the property owner based on occupancy and costs instead of fixed monthly payments.
Competitive Strengths
As an innovator within the luxury travel subscription market, we believe we have built significant barriers to entry for competitors with an array of differentiated strengths.
•Managed and Controlled Residential Inventory. As of December 31, 2024, our selection of Inspirato residences included approximately 350 private luxury vacation homes. These residences include leased properties where we directly manage, maintain, and operate the asset, as well as resort-based properties where we work closely with resort partners to ensure an exceptional member experience. By managing and controlling these assets directly, including staffing them with Inspirato team members or vetting and relying on resort staff, we are able to deliver a consistent experience comparable to top luxury hospitality resort brands, versus a “vacation roulette” experience that is dependent on the expertise and attention of the individual homeowner or a local property management company.
•Rate and Calendar Control. We manage nightly rates and calendar availability for our residences and leased hotel inventory. This allows us to revenue-manage each inventory unit to (i) help maximize occupancy and average daily rate by ensuring our rates are competitive with comparable accommodations in the applicable market, (ii) help reduce spoilage, and (iii) leverage availability to increase member engagement and retention.
•Control Over Bookings and Property Management. We control the booking calendar for our Inspirato residences, giving us visibility into actionable metrics such as how often and what times of year homes are typically used. This provides us greater control over proactive property management planning and coordinating repairs and upgrades. For example, we are able to more precisely plan renovations and other significant activities such as painting, flooring, and furniture updates compared to companies that don’t control the calendars for their properties.
•Flexible Cost Structure. Our leases and other inventory agreements, as well as our overall strategic property mix, provide us with flexibility to respond to changes in travel demand and events beyond our control. Leases for our individual vacation homes, as well as our inventory from hotel and resort partners, often include flexible termination provisions. Together, these approaches enable us to tailor our overall inventory cost structure to meet changing demand.
•Expert Sales and Service Teams. We maintain an expert sales and service organization, including sales professionals to welcome new members, relationship-driven member care teams to create the overall Inspirato experience, and vacation experience teams, which includes our planners and on-site concierge teams, to deliver memorable vacations. Each of these teams undergoes regular training to enrich their expertise as luxury hospitality professionals and ambassadors of the Inspirato brand. We believe the high-quality personal service they deliver through connections with our members is a key differentiator separating Inspirato from other hospitality companies.
•Predictable Subscription Revenue. Our member base provides predictable, consistent cash flow and stability relative to many traditional hospitality and revenue models. Initiation fees and annual dues generate recurring revenue.
•Multiple Member Journeys. Inspirato trips can only be booked through our website, iOS application, or member care teams. In addition, our member care teams and vacation experience teams, which include our on-site concierge staff, assist with trip planning, which is a service many hotel companies do not offer. As a result, we closely engage with our members throughout the entire process for every trip they take e.g., selection to booking, planning, trip duration, checkout and post-trip feedback. We also engage with them through a parallel renewal journey, pro-actively marketing booking promotions, member benefits, upgrade opportunities, and other aspects of our value proposition to maximize their membership value and retention. We believe our deep involvement in these processes gives us greater influence and impact over their member experience than luxury hospitality companies that do not utilize our service approach or a subscription platform.
•Trusted Luxury Brand, Proprietary Database. Since 2011, we have made significant investments to build a one-of-a-kind luxury hospitality brand anchored by an innovative subscription platform. At the same time, we have used data-driven marketing to build a proprietary database of affluent individuals who have demonstrated interest in Inspirato.
Technology
Our technology platform was built for the unique needs of our members; it allows us to quickly adapt to what our members require and deliver deep business intelligence insights to help us manage our platform. It was built to scale and operates through a patented algorithm, which can be adjusted depending on business needs. We believe that this algorithm will enable us to efficiently manage trips with scale to optimize profitability of the inventory.
Our member experiences sit on a technology platform that has allowed for flexibility in our product development strategy. Inspirato has invested significantly for many years in engineering, product, and design in order to build out the platform. We operate a modern technology stack that allows for rapid development and deployment as well as integrations. We have a dedicated engineering team responsible for development and the creation of new features to support our products and services across a full range of devices (desktop, mobile web and native mobile applications). Our engineering team uses an agile development process that allows us to deploy frequent iterative releases for product and service features.
Design has been at the core of everything we do, and it has enabled us to create an intuitive and attractive user interface. Inspirato uses member feedback to optimize the platform and have employees dedicated to supporting members through the booking process. Our members vary in age and technological sophistication, and we believe that our user interface is built for a broad member base.

Sales and Marketing
Our sales and marketing strategy is designed to support new member acquisition, member bookings, and member retention. We rely on a mix of strategies to generate demand for each revenue line, using a full-funnel approach to reach our audiences at multiple stages within each consideration process. These include print, digital and video to build general brand awareness; performance marketing strategies such as direct mail, paid digital media, and paid search; multiple brand urgency campaigns each year to help drive predictable results; and a highly trained team of sales and member care professionals. With all our performance marketing programs for new member acquisition, we use iterative data-driven models developed in partnership with leading data providers to help us target high net worth individuals as potential new members. We have also made significant investment in leading marketing technology such as Salesforce Marketing Cloud, as well as leading marketing member relationship management practices designed to drive sales and marketing alignment.
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
As of December 31, 2024, we employed approximately 470 team members globally. These employees are highly concentrated in Operations and Sales and Marketing. Our focus on member-facing employees helps us to provide luxury service to our members that we believe is industry-leading.
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
Seasonality
Our travel revenues are seasonal, reflecting typical travel behavior patterns of members over the course of the calendar year. In a typical year, the first, third, and fourth quarters have higher travel revenues than the second quarter. In addition, some locations may experience a greater impact from seasonality, or different seasonality, than those in other locations. Our Subscription services are seasonal to the extent that interest from potential new members tends to also follow travel revenue; however, predictable Subscription revenues from existing members are not impacted by seasonality.

Metrics including, but not limited to, total revenues, net loss and comprehensive loss, Adjusted EBITDA and Free Cash Flow are also impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.
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
As of December 31, 2024, we have 10 U.S. patents issued covering our subscription-based booking and service tailoring technology. We control access to, and use of, our solutions and other confidential and proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, members, partners, and other third parties. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, contractual provisions, and confidentiality and invention assignment agreements, unauthorized parties may still copy or otherwise obtain and use our software, technology, trade secrets, or proprietary or confidential information, and such risks may increase as we attempt to expand into jurisdictions where such rights are less easily enforced, or are more subject to reverse engineering or misappropriation due to local legal requirements. For more information, see the section titled “Risk Factors – Risks Related to Intellectual Property and Data Privacy”.
Regulatory Compliance
Our overall business approach and strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.
Property and Accommodations Regulation
Our business is subject to U.S. and foreign federal, state and local laws and regulations that vary widely by city, country and property type. In many cities, local regulations affect our ability to offer accommodations for specified durations or in certain neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with laws and regulations relating to accessibility, zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training and property “star” ratings, where required. Additionally, our landlords are also responsible for their own compliance with laws, including with respect to their employees, property maintenance and operations, environmental laws and other matters. We monitor regulatory changes in each existing market on an ongoing basis.
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
Competition
The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our competitors may adopt aspects of our business model or may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs or reduced market share. We believe we compete primarily on the basis of the quality of our residences, the variety and attractiveness of our residences, and our high-quality member experience that is a result of the services provided by our member care teams and vacation experience teams, which include dedicated concierges and planners. Our current or potential competitors include:
•home-sharing and rental services and short-term vacation rentals such as Airbnb, Vacasa, Sonder, AvantStay, Evolve, Awaze, and Exclusive Resorts;
•global hotel chains such as Hyatt Hotels Corporation, Intercontinental Hotel Group, Marriott International, Radisson Hotel Group, and Wyndham Hotels & Resorts as well as boutique hotel chains and independent hotels; and
•online travel agencies such as Booking Holdings and Expedia Group.

Corporate Information
Our principal executive offices are located at 1544 Wazee Street, Denver, Colorado 80202.
The transfer agent and registrar for our common stock and the warrant agent for our warrants through December 31, 2024 was Computershare Trust Company, N.A. In 2025, the transfer agent and registrar for our common stock and the warrant agent for our warrants is Broadridge Financial Solutions Inc.
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
Our ability to grow our operations and revenue is dependent on our ability to retain existing members and add new Subscriptions, and we cannot be sure that we will be successful in these efforts or that member retention levels will not materially decline. There are a number of factors that could lead to a decline in members or that could prevent us from increasing our members, including:
•our failure to deliver offerings that members find attractive;
•harm to our brand and reputation;
•our failure to deliver compelling offerings to our members;
•increases in pricing and the introduction of additional costs and fees;
•members engaging with competitive products and services;
•problems affecting members’ experiences;
•a decline in the public’s interest in luxury travel or a change in economic conditions and consumer discretionary spending preferences or trends;
•an increase in inflation or to federal interest rates; and
•global macroeconomic and geopolitical factors, including political, social, or economic instability—such as conflicts in the Middle East and other geopolitical tensions—changes in the political and regulatory climate, including the policies and regulatory priorities of the new presidential administration, and events beyond our control, such as pandemics, health concerns, travel restrictions, immigration policies, trade disputes, tariffs, and the effects of climate change (e.g., severe weather, fires, floods, and natural disasters), can significantly impact our operations and broader economic conditions.

In addition, if our platform is difficult to navigate, fails to deliver satisfactory user experiences or does not effectively engage members, we risk losing new and existing members.
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
Our ability to provide high-quality support to our members is important for the growth of our business and any failure to maintain such standards of member care and vacation experience teams, or any perception that we do not provide high-quality service, could affect our ability to attract and retain members. Meeting the support expectations of our members requires significant time and resources from our support team and significant investment in staffing and technology. In particular, many travel reservations made through us include planning assistance, daily housekeeping, related property services and a local concierge to assist members during their travel. If we or our third-party service providers fail to provide these services in a high-quality manner, or these services are not commensurate with those offered by other luxury travel providers such as hotel brands, our brand may be harmed. In addition, we need to be able to provide effective support that meets members’ expectations in a variety of countries.
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
We currently lease most of our properties. Our obligations to landlords under these agreements extend for periods that occasionally exceed the duration of Subscriptions, sometimes by many years although many, but not all, of our leases provide us the ability to terminate leases with appropriate notice.
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
Moreover, our leases contain a variety of contractual rights and obligations that may be subject to interpretation and disputes with landlords, potentially resulting in costly and disruptive litigation. Failure to meet our obligations could lead to defaults, early lease terminations, reputational damage, operational disruptions, and adverse effects on our financial condition and results of operations.
We lease our properties in a relatively concentrated number of travel destinations, both in the United States and internationally. The relative concentration of our properties in certain areas may expose us to a disproportionate level of risk relating to those areas.
The locations of our 350 properties and 220 hotels are relatively concentrated within 180 destinations. This exposes us to risks associated with local regulatory changes, changes in currency exchange rates and security risks. As a result, we may be disproportionately affected by adverse developments in those areas relative to competitors with more geographically diversified operations.
The hospitality market is highly competitive, and we may be unable to compete successfully with our current or future competitors.
The market to provide hospitality services is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. Our current or potential competitors include global hotel brands, regional hotel chains, independent hotels, online travel agencies, home-sharing and short term/vacation rental services. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our offerings. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Increased competition could result in a reduction in revenue, fewer attractive properties, higher lease rates, higher costs or reduced market share.
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
We have experienced and may continue to experience significant fluctuations in our results of operations which make it difficult to forecast our future results. Additionally, the hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition. Based on historical results, we generally expect our revenues to be lower in the second quarter of each year than in each of the three other quarters. In addition, the hospitality industry is cyclical, and demand generally follows the general economy on a lagged basis.

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

Our success depends to a significant degree on the retention of our senior management team, key technical, financial and operations employees and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate, retain and integrate highly qualified and diverse personnel for all areas of our organization. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. We may face challenges associated with implementing return-to-office policies as it relates to our ability to attract, retain, and motivate talent, particularly in a competitive labor market where flexible work arrangements may be valued by employees. Hiring in new markets, such as Edmonton, Canada, may present challenges if there is limited availability of specialized skills or heightened competition for skilled workers in the region.

Members of our management team or other key employees may terminate their employment with us at any time. For example, we recently experienced significant changes to our leadership team. In August of 2024, we appointed a new Executive Chairman and CEO and in October of 2024, we appointed a new Chief Financial Officer. Although we believe these leadership changes are in the best interest of our stakeholders, these changes were significant to our business. Any leadership transition and organizational changes may result in loss of personnel with deep institutional or technical knowledge and has the potential to disrupt our operations and relationships with employees and members due to added costs, operational inefficiencies, decreased employee morale and productivity, and increased turnover. If we experience turnover among our management team or other key employees, it may be difficult to find suitable replacements on a timely basis, on competitive terms or at all.
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
Our success depends on our ability to accurately and effectively update our members' experience within our technology platforms.
Our member experience sits on a technology platform that has allowed for flexibility in our product development strategy. We have invested significantly for many years in engineering, product, and design in order to build out the platform and we operate a modern technology stack that allows for rapid development and deployment as well as integrations. We rely on our own internal engineering team as well as third-party software to develop and maintain our technology platforms. We require our technology platform to adapt and scale as we develop new products or change the way current products operate within our technology platforms. If we fail to adapt appropriately or if we are unable to effectively update our technology platforms to keep up with our members’ expectations, we may be unable to provide a satisfactory user experience for our members which may result in the loss of memberships or future revenues.
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
We incurred net losses attributable to Inspirato Incorporated of $5.4 million, $51.8 million and $24.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $291.2 million. Our accumulated deficit and net loss and comprehensive loss attributable to Inspirato Incorporated historically resulted from the substantial investments required to grow our business. We may or may not continue making investments in our business in the future. These efforts may prove more expensive than currently anticipated, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Further, actions we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated. These or similar events may adversely affect our ability to achieve and sustain profitability.
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
Risks Relating to Financial and Market Matters
Sales of our Class A Common Stock in the public market may cause the trading price to fall.

Sales of a substantial number of shares of our Class A Common Stock, either in the form of resales by existing stockholders or sales by us pursuant to our at-the-market offering program or otherwise, could depress the trading price of our Class A Common Stock. Such sales could also result in resales of our Class A Common Stock by our other current stockholders, potentially leading to further decreases in the trading price of the Class A Common Stock.
The price of our common stock has been and may continue to be highly volatile, which may make it difficult for stockholders to sell our common stock when desired or at attractive prices.
Historically, the market price of our stock is highly volatile and it is possible for the volatility to continue. Adverse events including volatility in our operating results, regulatory developments, changes in consumer discretionary spending, and changes in securities analysts’ estimates of our financial performance could negatively impact the market price of our common stock. General market conditions, including the level of, and fluctuations in, the trading prices of securities generally could also have a similar negative impact. Further, we are an “emerging growth company” with reduced public company reporting requirements; we have identified material weaknesses in our internal controls related to financial reporting; and we have restated our previously issued Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2022 and June 30, 2022 due to errors in our Condensed Consolidated Financial Statements. Each

of these factors may cause reduced investor confidence, limit our ability to raise capital and increased volatility to the market price of our common stock. Similar factors could also affect the trading price of our Public Warrants.
We are substantially controlled by Payam Zamani, who is able to exert a significant degree of influence over our operations and the outcome of stockholder votes. This limits the ability of other stockholders to influence our management and policies.
As of December 31, 2024, Payam Zamani, our Executive Chairman and CEO, beneficially owns approximately 32% of our outstanding Class A common stock not including shares issuable upon the exercise of warrants and approximately 48% including shares issuable upon the exercise of warrants. Through this ownership and his role as officer and director, Mr. Zamani is able to exercise a substantial degree of control over the composition of our Board of Directors and our management and policies. Mr. Zamani's level of control could adversely affect investors' perceptions of our corporate governance, limits the ability of other stockholders to influence our Company and may have the effect of delaying or preventing a change in control of our Company even if the change in control would benefit our other stockholders.
The Company has Public Warrants that it may amend or redeem.
We have outstanding certain Public Warrants (as defined in Note 3 – Reverse Recapitalization to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). We may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a Public Warrant.
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
We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to satisfy existing obligations or invest in our future growth opportunities, which could harm our business, operating results and financial condition. Holders of our debt have rights senior to holders of our Class A Common Stock to make claims on our assets. The terms of any future debt could restrict, and the Note (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital One Ventures Investment and Strategic Partnership) currently restricts, our operations, including our ability to pay dividends on our Class A Common Stock. If we issue additional equity securities in the future, including pursuant to our 2021 Equity Incentive Plan (the “2021 Plan”), or our at-the-market offering program, stockholders will experience dilution, and any new class of equity securities issued could have rights senior to those of our Class A Common Stock. Because the decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk that future issuances of debt or equity securities will reduce the value of their Class A Common Stock and dilute their interest.
Further, servicing our existing and potential future debt, including the Note, may require a significant amount of cash, and we may not have sufficient cash flow from our business to satisfy our obligations. In particular, we may not have the ability to raise the funds necessary to repurchase the Note if and when required under the terms of the Note, and our future debt may contain limitations on our ability to repurchase the Note. The Note and related documents contain restrictions that will limit our flexibility in operating our business. In addition, the issuance of shares of Class A Common Stock upon conversion of the Note could be significantly dilutive and may depress the market price of our Class A Common Stock.

Failure to maintain minimum liquidity requirement under the Master Services Agreement with Capital One Services LLC could adversely affect our business and financial condition.

Our Master Services Agreement with Capital One requires us to maintain a minimum liquidity balance of $10 million. On March 21, 2025, the Company entered into a twelve month Forbearance and Amendment Agreement with Oakstone Ventures, Inc. (an affiliate of Capital One), the holder of the Company’s 8% Senior Secured Convertible Note due 2028. Pursuant to the agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related commercial agreements) during the forbearance period. The agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.

If we fail to meet this liquidity requirement in the future, Capital One may exercise its contractual rights, which could include terminating the agreement, imposing additional fees, or demanding immediate payment of outstanding obligations. We do not currently have sufficient liquidity to pay those obligations if they became due and our ability to obtain such liquidity, if and when needed, in a timely manner and on acceptable terms is uncertain.

Such actions could significantly disrupt our operations, limit our access to necessary capital, and adversely affect our ability to maintain customer relationships and meet our financial obligations. Furthermore, a breach of this liquidity covenant could impair our reputation with other financial partners, leading to increased borrowing costs or reduced access to future financing.

Our ability to maintain this minimum liquidity balance depends on various factors, including our operating cash flow, capital expenditures, and other liquidity needs. If we are unable to generate sufficient cash flow from our operations or secure alternative sources of financing, we may be at risk of non-compliance with this requirement subsequent to the period covered by the forbearance.

Any inability to maintain the $10 million liquidity threshold could materially and adversely impact our financial condition, results of operations, and business prospects.
There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.
Our Class A Common Stock and Public Warrants are listed on Nasdaq under the symbols “ISPO” and “ISPOW,” respectively.
Operating as a public company requires us to incur substantial costs and substantial management attention. In addition, key members of our management team have limited experience managing a public company. Further, there can be no assurance that our securities will continue to be listed on Nasdaq or that we will be able to comply with the continued listing standards of Nasdaq. Although we are currently in compliance with the listing standards of Nasdaq, our ability to continue to satisfy all relevant standards is uncertain.
If Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and our stockholders could face significant negative consequences including:
•limited availability of market quotations for the Company's securities;
•a determination that our Class A Common Stock is a "penny stock" which will require brokers trading in our Class A Common Stock to adhere to more stringent rules,
•a possible reduction in the level of trading activity in the secondary trading market for shares of our Class A Common Stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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
Due to errors in our Condensed Consolidated Financial Statements related to material weaknesses in our internal control over financial reporting, we restated our previously issued Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2022 and June 30, 2022, which resulted in unanticipated costs and may have adversely affected investor confidence, our stock price, our ability to raise capital in the future and our reputation, and has resulted in stockholder litigation and may result in more stockholder litigation or regulatory actions. In particular, on February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor to recover damages allegedly caused by violations of federal securities law in connection with the restatements. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. The defense or settlement of this litigation and any future additional litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We have entered into a related party transaction that may expose us to risks of conflicts of interest, increased scrutiny and unfavorable outcomes.
On August 12, 2024, we entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants each redeemable for a share of Class A Common Stock for $3.43 per share for an aggregate purchase price of $2.5 million. Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable up to 3.6 million. The Purchaser named four new directors to the Inspirato Board of Directors pursuant to the Investment Agreement, and the size of our Board of Directors remains at seven directors.
Further, on October 22, 2024, we entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) with two investors to sell a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million. On February 24, 2025, the Purchaser exercised the Investment Warrants resulting in $2.0 million of proceeds to Inspirato.
In August of 2024, the Company entered into the Lease Termination Surrender Agreement (the "Termination Agreement") of certain previously impaired, underperforming leases. Under the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As security for the Company’s obligation to pay the termination fee, One Planet Group agreed to guarantee such payment upon the occurrence of any of the following events: (i) the Company’s default in payment or performance of obligations, (ii) the Company’s voluntary petition in bankruptcy or insolvency or (iii) any proceeding filed or brought against the Company. In exchange for One Planet Group’s guarantee of the termination fee payment, the Company agreed to pay One Planet Group $0.6 million ratably over six months beginning January 2025. On December 11, 2024, the Board of Directors approved an amendment to the payment terms for One Planet Group's guarantee pursuant to which the

Company issued to One Planet Group 177,515 shares of Class A Common Stock in lieu of the cash payments. The issuance of the shares satisfied the Company’s obligations with respect to the payments owed in exchange for One Planet Group's guarantee and the settlement was reflected within the Consolidated Statements of Equity (Deficit) for the year ended December 31, 2024.
Subsequent to the Investment Agreement with One Planet Group, the Company entered into various arrangements for expense reimbursements between One Planet Group and the Company relating to executive travel reimbursement and management consulting fees and may enter into other arrangements in the future.
These transactions could create actual or perceived conflicts of interest. While these transactions were reviewed and approved in accordance with our policies and procedures, such arrangements may not be negotiated on terms as favorable as those available in an arm’s-length transaction with an unrelated third party. Transactions such as this may expose us to additional risks, including potential operational inefficiencies, limited recourse options, and impact on financial results. Any adverse developments related to these transactions could negatively impact our business operations, financial condition, or market perception. Additionally, increased regulatory oversight or shareholder dissatisfaction resulting from such transactions could create further operational or financial challenges.
Risks Related to Our Organizational Structure
Changes in our effective tax rate could harm our future operating results.
The Company is subject to federal and state income taxes in the U.S. and in various international jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several factors, including:
•earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;
•effects of certain non-tax-deductible expenses, including those arising from the requirement to expense stock-based compensation;
•changes in the valuation of our deferred tax assets and liabilities;
•adverse outcomes resulting from any tax audit, including transfer pricing adjustments with respect to intercompany transactions;
•limitations on our ability to utilize our net operating losses and other deferred tax assets; and
•changes in accounting principles or changes in tax laws and regulations, or the application of tax laws and regulations, including those relating to income tax nexus or possible U.S. changes to the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
Significant judgment is required in the application of accounting guidance relating to uncertainty with respect to income taxes. If tax authorities challenge our (including Inspirato LLC’s) tax positions, any such challenges that are settled unfavorably could adversely impact our Consolidated Financial Statements.
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
Our storage, use, disclosure and other processing of personal data and other sensitive information exposes us to risks of internal or external security incidents and breaches and could give rise to liabilities and/or damage to reputation.
The security of data is critical to maintaining consumer confidence. Among other things, we may collect members’ credit card data, proof of identity and other Personal Identifiable Information (“PII”) as part of our business process. Additionally, we collect and process other personal information, such as the PII of our employees and contractors, and we process and maintain other confidential and proprietary information, such as our confidential and proprietary business information.
Cyberattacks and other attempts to obtain unauthorized access to systems or data by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication. The growing integration of artificial intelligence ("AI") into cyberattack methods has further heightened risks, enabling attackers to execute more targeted, automated, and adaptive attacks, such as deepfake fraud, AI-generated phishing schemes and advanced malware development. Because our members are generally high-income or high net-worth individuals, we may be particularly attractive as a target for cyberattacks and other attacks.
Internally, our use of AI-driven decision-making and predictive modeling may introduce additional risks, including potential reliance on inaccurate or biased data, unintended consequences from algorithmic decision-making and operational disruptions caused by errors or failures in AI systems. Inaccuracies or flaws in these models could result in suboptimal business decisions, reputational harm, regulatory scrutiny or financial losses. As the prevalence of AI increases, ensuring transparency, reliability and proper oversight of AI applications is critical to mitigating these risks.

Security incidents may result from misuse of members’ PII or sensitive information by employees, contractors, or third-party service providers, which face similar risks of breaches and vulnerabilities. Any breach or cyberattack—whether internal, external, or involving third parties—or even the perception of one could harm our reputation, operations, and financial results. Advances in technology, such as AI, and evolving cyber threats like phishing, ransomware, cryptojacking, and social engineering increase these risks. As we expand and process more data, these risks are likely to grow. Despite our efforts to safeguard information, incidents may still occur, leading to business losses, reputational damage, and disruption of services. We have had security incidents primarily through phishing attempts, however, all were addressed and remediated and none of the incidents would be considered material or require disclosure.
Our existing security measures may not be successful in preventing security incidents or breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could gain unauthorized access to our systems and steal, modify, encrypt or otherwise render unavailable, destroy, disclose or otherwise without authorization process member information, transaction data or other information. In the last several years, major companies experienced high-profile security breaches that exposed their systems and information and/or their customers’ or employees’ PII, and it is expected that these types of events will continue to occur. It is virtually impossible for us to eliminate these risks, particularly as the frequency and sophistication of cyberattacks increases. Additionally, the security risks we and our third-party service providers face are heightened by many of our respective employees and service providers working remotely. Security incidents or breaches, including ransomware attacks and other cyberattacks and attacks introducing other types of malicious code, could result in severe disruptions of and damage to our information technology infrastructure, including damage that could impair our ability to book stays, collect payments or otherwise operate our business, or the ability of consumers to make reservations or access our properties or in-room features and services, as well as loss or other unauthorized processing of member, financial or other data that could materially and adversely affect our ability to conduct our business or satisfy our commercial obligations. Cybersecurity incidents or breaches, or the perception that any of these has occurred, could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory investigations and other proceedings, penalties and sanctions or cause consumers to lose confidence in our security and not use our services, any of which may have a negative effect on our brand, market share, results of operations and financial condition. Our insurance policies have coverage limits which may not be adequate to reimburse us for all losses caused by security incidents or breaches.
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
In our processing of travel transactions and information about members and their stays, we receive and store data, including personal data and other data relating to individuals. Numerous federal, state, local and international laws and regulations relate to privacy, data protection, information security and the storing, sharing, use, transfer, disclosure protection and other processing of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules. These laws and regulations relating to privacy, data protection and information security are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the General Data Protection Regulation (the “GDPR”) promulgated by the European Union (the “EU”) provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The decision by the Court of Justice of the European Union (“the CJEU”) to not recognize the U.S. – EU Privacy Shield and other future legal challenges also could result in Inspirato being required to implement duplicative, and potentially expensive, information technology infrastructure and business operations or could limit our ability to collect or process personal information in Europe or other regions, may necessitate additional contractual negotiations and may serve as a basis for our personal data handling practices, or those of our service providers or other third parties we work with, to be challenged. Any of these or other changes or developments impacting cross-border data transfers could disrupt our business and otherwise adversely impact our business, financial condition and operating results.
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
We have implemented enhanced security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future. Our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Security measures implemented by our service providers or other third parties or their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data could impact our information systems and records or those of our service providers or other third parties. Security measures, no matter how well designed or implemented, may only mitigate and not fully eliminate risks, and security events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems increases our exposure to potential cybersecurity incidents. Any significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of our data or our members' data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation.
Depending on the nature and scope of the event, compromises in the security of our information systems or those of our service providers or other third parties or other future disruptions or compromises of data or systems, could lead to future interruptions in, or other adverse effects on, the operation of our systems or those of our service providers or other third parties. This could result in operational interruptions and/or outages and a loss of profits, as well as negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, loss of members, litigation, diminished satisfaction, and/or retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition and operating results.
Item 1B. Unresolved Staff Comments
Not applicable.

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
To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, and claims we undertake the below listed activities:
•Monitor emerging cybersecurity and data protection laws and implement changes to our processes to comply;
•Conduct periodic customer data handling and use requirement training for our employees;
•Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•Conduct regular phishing email simulations for all employees;
•Carry cyber liability insurance that provides resources and protection against potential losses arising from a cybersecurity incident; and
•Maintain a Technical Review Committee which evaluates all third-party technology partners, including their security posture and controls, before we engage with them.
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
We describe whether and how risks from identified cybersecurity threats have affected or are reasonably likely to affect our financial position, results of operations and cash flows in Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
We have a cross-functional management team that participates in our “Cybersecurity Risk Committee” (the “Committee”), comprised of Legal, Cybersecurity Operations, Risk Management, Finance and Accounting and Information Technology, which together have over 15 years of cybersecurity technology leadership experience and have the expertise to be able to assess and manage any material risks from cybersecurity threats. The Committee is responsible for assessing and managing all aspects of our Cybersecurity Program, including the evaluation of various cybersecurity risks and the continued enhancement of our processes and procedures to manage these risks and respond to any confirmed cyberattacks. The Committee also works with various third-party cybersecurity experts in an effort to ensure that we follow industry best practices. The Committee reports regularly to the Audit Committee of the Board, covering current and future planned processes in place to prevent, detect, mitigate and remediate any cybersecurity incidents.

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
Legal Dispute with Former CEO and Board Member
We are currently involved in a legal dispute with a former Chief Executive Officer, who currently owns more than 5% of the Company's Class A Common Stock, and a former Chairman of the Board of Directors of Inspirato. The parties filed suit in November of 2024 in Colorado State Court. They have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which the Plaintiffs are seeking unspecified damages. We dispute the claims and do not expect this litigation to have a material impact on our financial position or results of operations.
Class Action Complaint Relating to Restatement
On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado (the "Court") captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. We responded to these objections and on September 23, 2024, the Court granted our motion to dismiss the lawsuit without prejudice. On October 23, 2024, plaintiff filed an amended motion for the Court’s review and on November 6, 2024, the plaintiff filed a second amended complaint. The Company then filed a motion to dismiss the second amended complaint on December 11, 2024. The motion is still in the briefing stage but once complete, the Court will rule on the motion.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is listed on the NASDAQ Global Select Market under the symbol “ISPO”. No shares of Class B Common Stock or Class V Common Stock are currently outstanding.
Holders of Record
As of March 17, 2025, there were approximately 34 holders of record of our Class A Common Stock, not including "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions, and other nominees. As of that date, there were no holders of our Class B or Class V Common Stock.
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
Issuer Purchase of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2022 and 2023 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
OVERVIEW
Inspirato Incorporated and its subsidiaries (collectively, the "Company", “Inspirato”, “we”, or “our”) is a private, luxury hospitality club that provides its members with access to an exclusive portfolio of high-end vacation homes, luxury hotels, and curated travel experiences worldwide. The club offers personalized service, dedicated trip planning, and seamless access to exceptional properties through its innovative model designed to ensure the service, certainty and value that discerning customers demand.

For members, we offer access to a diverse portfolio of curated luxury vacation options that include approximately 350 private luxury vacation homes and accommodations at over 220 luxury hotel and resort partners in over 180 destinations around the world as of December 31, 2024. Our portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.

Investment Agreement

On August 12, 2024, we entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants each redeemable for a share of Class A Common Stock for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable up to 3.6 million. Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. On February 24, 2025, the Purchaser exercised 583,099 Investment Warrants resulting in $2.0 million of proceeds to the Company.
The Purchaser named four new directors to the Inspirato Board of Directors pursuant to the Investment Agreement, and the size of our Board of Directors remains at seven directors. As contemplated by the Investment Agreement, Payam Zamani was appointed as our Chief Executive Officer ("CEO") and our Executive Chairman.

Further, on October 22, 2024, we entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) with two investors to sell a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.

Reorganization Plan

During the year ended December 31, 2024, we developed a plan for a restructuring of certain aspects of our operations and organization (the “Reorganization Plan”). The Reorganization Plan included the entry into the Lease Termination Surrender Agreement on August 12, 2024 (the "Termination Agreement"), the termination and settlement of the Tax Receivable Agreement ("TRA"), a reduction in force, an issuance of securities to One Planet Group, the appointment of a new CEO and new members of our Board of Directors, and other cost savings initiatives along with a review of expenses and business processes.

The following table presents the components of restructuring charges during the year ended December 31, 2024 (in thousands):

Cash Restructuring Charges:
Severance and other employee-related benefits	$1,773
Termination of the TRA	250
Total Cash Restructuring Charges	2,023
Non-Cash Restructuring Charges:
Acceleration of equity-based compensation	4,395
Total Restructuring Charges	$6,418

Through December 31, 2024, we paid $1.6 million of the cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $0.4 million as of December 31, 2024 and are included in accounts payable and accrued liabilities within the Consolidated Balance Sheets.

Additionally, in connection with the Reorganization Plan, we also entered into the Termination Agreement to terminate certain previously impaired, underperforming leases. The termination of those leases resulted in a gain on lease termination of $37.1 million. Our gain on lease termination was recorded to (gain) on lease termination and loss on asset impairments on the Consolidated Statements of Operations and Comprehensive Loss. See Note 9 – Leases in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

At-the-Market Equity Offering Program

On September 24, 2024, we entered into an equity distribution agreement (the “Sales Agreement”) with Northland Securities, Inc. (“Northland”) to sell shares of Class A Common Stock from time to time through an at the market offering program under which Northland will act as sales agent or principal. We have not yet sold any Class A Common Stock under the program.

Mandatory Exchange
On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of Inspirato equal to the number of common units exchanged. This exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of Inspirato held by such members. The Mandatory Exchange occurred on September 30, 2024 and as of December 31, 2024, there is no remaining noncontrolling interest as Inspirato Incorporated fully owns Inspirato LLC. As a result of the Mandatory Exchange, the Company issued an aggregate of 2,857,635 shares of Class A Common Stock in exchange for 2,857,635 outstanding shares of Class V Common Stock.

Inspirato Invited

In June of 2024, we launched Inspirato Invited (“Invited”), a ten-year Subscription that offers a fixed daily rate to our members in exchange for a substantial upfront initiation fee.

Sunsetting of Rewards
In August of 2023, we implemented a member loyalty program called Inspirato Rewards (“Rewards”) for members with at least one active paid member subscription (“Subscription”). Rewards was designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earned one of the three Rewards statuses could be entitled to, depending on their status, extra savings on Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits. On October 28, 2024, we announced to members that the Rewards program will sunset in 2025; however, status earned through December 31, 2024 will still be honored and members with one of the status levels will be able to utilize those benefits through June 30, 2025.
Reverse Stock Split
On September 26, 2023, our stockholders approved a proposal to adopt a series of alternative amendments to our certificate of incorporation to effect a reverse stock split of our common stock. Our Board of Directors subsequently approved a final reverse stock split ratio of 1-for-20 of our Class A Common Stock, Class B Common Stock and Class V Common Stock; the authorized shares of each class following the reverse stock split is set forth in Note 11 – Equity of Inspirato Incorporated in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The reverse stock split became effective as of October 16, 2023 and immediately after the reverse stock split, each stockholder's percentage ownership interest in us and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares. The impact of the reverse stock split has been reflected within our Consolidated Financial Statements for all periods presented.
Capital One Ventures Investment and Strategic Partnership
In August of 2023, we entered into an investment agreement with Oakstone Ventures, Inc. ("Oakstone"), an affiliate of Capital One Services, LLC (“Capital One”), relating to the sale and issuance to Oakstone of an 8% Senior Secured Convertible Note due 2028 in a principal amount of $25.0 million (the “Note”). On September 29, 2023, we issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.
The Note is an unsubordinated secured obligation of Inspirato. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of Inspirato. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and we have elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.
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
Additionally, our strategic partnership with Capital One is expected to provide us with a long-term partner with the ability to deliver increased demand for travel services as well as highly qualified lead generation opportunities for our Inspirato Club ("Club"), Inspirato Pass ("Pass") and Invited Subscription offerings, while providing Capital One a highly differentiated and exclusive luxury travel benefit for its consumers. During 2024, we have completed the required technology updates to facilitate reservations within Capital One's booking portal and we are currently working with Capital One on identifying when to begin allowing reservations.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.
Active Subscriptions
We define Active Subscriptions as Subscriptions that are paid in full and those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our Subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Legacy	6,500	7,900
Club	4,100	3,400
Pass	1,500	2,500
Invited	100	—
Total Active Subscriptions	12,200	13,800

Inspirato Legacy Subscriptions, an offering we no longer sell, had substantial initiation fees and have historically had annual dues that are lower than annualized dues for Club Subscriptions. Club and Pass Subscriptions are available through monthly, semi-annual, annual, and multi-year contracts. Invited Subscriptions are available through ten-year contracts and were launched in June of 2024. The majority of our Subscriptions are annual or multi-year contracts.

Subscription revenue is comprised of initiation fees and recurring dues, net of discounts and travel incentives provided to members. We typically bill upfront for Subscriptions and Subscription payments are non-refundable. Our Subscription agreements typically auto-renew after the initial term. Our agreements are generally cancellable by providing 30 days’ notice. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Revenue is recognized ratably over the related contractual term, generally beginning on the date that our platform is made available to a member. Our Subscription revenue and operating results are impacted by our ability to attract and retain members.
Average Daily Rates and Total Occupancy
Average daily rate (“ADR”) is defined as the total paid travel revenue, divided by total paid nights in leased residences or hotel rooms and suites. ADR does not include Pass nights utilized. Occupancy is defined as all paid, Pass and other at-risk properties divided by the total number of at-risk nights available. Net-rate hotel partners are excluded from Hotel Occupancy as these are dependent on the hotel having capacity for Inspirato requests.
We monitor (i) paid nights delivered, (ii) ADR and (iii) Occupancy for our leased residences and hotels as we bear the financial responsibility in these properties and can more closely control both the nightly rates and costs as compared to our net-rate hotel partners. Average rates at our hotel partners are typically lower than our residences, as our residences are typically larger and accommodate more guests than hotel rooms and suites.

The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Year ended December 31,
	2024	2023	2022
Residences
Paid Nights Delivered	58,400	61,400	67,800
Total Nights Delivered	87,800	111,600	114,900
Occupancy	71%	72%	81%
ADR	$1,721	$1,825	$1,825

Hotels
Paid Nights Delivered (1)	32,700	41,900	38,900
Total Nights Delivered (1)	53,000	73,400	72,700
Occupancy (2)	76%	72%	79%
ADR (1)	$1,083	$935	$970

Total
Paid Nights Delivered (1)	91,100	103,300	106,600
Total Nights Delivered (1)	140,800	185,000	187,600
Occupancy (2)	72%	72%	80%
ADR (1)	$1,494	$1,464	$1,513
(1)Includes net-rate hotel nights.
(2)Excludes net-rate hotel nights as we purchase individual nights but do not have a total number of nights obligation.
Travel revenue is generally recognized when travel occurs. Amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs. We derive our travel revenue by charging a nightly rate for stays at our portfolio of residences and hotels. For residence and hotel stays, a service charge is also included. Travel revenue also includes amounts collected from fees when a trip is cancelled. A portion of travel revenue comes from customers who do not have paid Subscriptions; these customers receive trial Subscriptions and are primarily from Inspirato for Good and Inspirato for Business or are customers who are under promotions with partners. We also earn revenue from Inspirato Only experiences and Bespoke trips.
Our travel revenue and operating results are impacted by the number of trips that we are able to deliver to our members as well as the rates we charge for stays. Our revenue management team establishes nightly rates to optimize desired occupancy and revenue.
Other Factors Affecting Our Performance and Trends and Uncertainties
We believe that the growth and future success of our business depend on many factors, including those from the Key Business Metrics discussed above. While each of these factors presents significant opportunities for our business, they also pose important challenges that we have to successfully address in order to grow our business and improve our results of operations.
Cost and Expense Management
Cost of revenue includes costs directly related to delivering travel to our members as well as depreciation and amortization related to leasehold improvements and equipment at residences. These direct costs include payments for properties we lease, booking fees which are made up of costs paid to our hotel partners for member stays as well as costs paid to vendors to deliver Inspirato Only experiences and Bespoke trips, and fixed and variable operating and maintenance costs which are those costs to operate and maintain our properties, including on-site service personnel costs. We generally expect cost of revenue to vary as a percentage of revenue from period to period based on the number of properties that we have under lease, and the mix of Subscription and travel revenue that we earn. We expect cost of revenue to decrease in the near-term due to the cost savings achieved from the review of unfavorable leases completed as part of the Reorganization Plan.
Our operating results are impacted by our ability to manage these costs and expenses and achieve a balance between making investments to retain and grow members and driving increased profitability. We are working on finding more opportunities to enhance gross margin and operate more efficiently, including reducing costs by taking additional operational and portfolio optimization actions. Among the other cost savings initiatives from the Reorganization Plan implemented during the year ended December 31, 2024, we conducted a workforce reduction in August of 2024 which resulted in approximately $15.0 million in annualized cash savings and the Termination Agreement resulted in the removal of $57.0 million in future lease payments through 2032. For further discussion, see Liquidity and Capital Resources — Overview below. Further, during the year ended December 31, 2023, we conducted a 12% workforce reduction in January of 2023 and a 6% workforce reduction in July of 2023 in order to manage costs.
Macroeconomic and Geopolitical Conditions
The travel industry is affected by economic cycles and trends. Travel is typically discretionary and may be affected by negative trends in the economy. Adverse macroeconomic and geopolitical conditions have impacted our business and may impact us in future periods. In recent periods, we have been affected by, among other things, inflation, labor shortages, fluctuations in fuel prices, changes in governmental regulations, safety concerns, foreign currency fluctuations, weather related incidents, rising interest rates and reduced consumer confidence resulting in lower consumer spending.
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 (in thousands, other than percentages):

	Year ended December 31,		Amount of increase (decrease)		Percent change favorable (unfavorable)
	2024	2023
Revenue	$279,855	$329,100	$(49,245)		(15)%
Cost of revenue	190,528	233,942	(43,414)		19%
(Gain) on lease termination and loss on asset impairments	(29,895)	40,844	(70,739)		n/m
Gross margin	$119,222	$54,314	$64,908		120%
Gross margin percent	43%	17%	26	pp

General and administrative	$59,216	$72,117	$(12,901)		18%
Sales and marketing	30,373	32,884	(2,511)		8%
Operations	22,204	28,125	(5,921)		21%
Technology and development	7,397	11,330	(3,933)		35%
Depreciation and amortization	4,036	3,773	263		(7)%
Interest, net	1,615	1,133	482		(43)%
(Gain) on fair value instruments	(3,583)	(2,368)	(1,215)		51%
Restructuring charges	6,418	—	6,418		n/m
Other (income) expense, net	(245)	457	(702)		n/m
Loss and comprehensive loss before income taxes	(8,209)	(93,138)	84,929		91%
Income tax expense	595	721	(126)		17%
Net loss and comprehensive loss	$(8,804)	$(93,859)	$85,055		91%
n/m – non-meaningful
pp – percentage point
Comparison of the years ended December 31, 2024 and 2023:
Revenue. Total revenue decreased $49.2 million from $329.1 million for the year ended December 31, 2023 to $279.9 million for the year ended December 31, 2024, a decrease of 15%. Disaggregated revenue for the years ended December 31, 2024 and 2023 is as follows (in thousands, other than percentages):

	Year ended December 31,		Amount of increase (decrease)	Percent change favorable (unfavorable)
	2024	2023
Travel	$165,822	$190,271	$(24,449)	(13)%
Subscription	101,171	137,606	(36,435)	(26)%
Rewards and other revenue	12,862	1,223	11,639	952%
Total	$279,855	$329,100	$(49,245)	(15)%

Travel revenue decreased by $24.4 million from $190.3 million for the year ended December 31, 2023 to $165.8 million for the year ended December 31, 2024, a decrease of 13%, primarily as a result of a 12% decrease in paid nights delivered due to fewer members resulting in a decrease of $22.5 million. This decrease was partially offset by a 2% increase in ADR recognized for those paid nights resulting in $3.9 million increase in travel revenue. Travel revenue further decreased $3.6 million for the Rewards program which was not launched until the third quarter of 2023. Therefore, previously recognizable travel revenues are deferred until the respective Rewards benefits are utilized, which did not occur during the full year ended December 31, 2023. Further declines in travel revenue were caused by net decreases in service fee revenue, cancellation fee revenue, partner commission revenue and other travel revenue of $2.3 million.
Subscription revenue decreased by $36.4 million from $137.6 million for the year ended December 31, 2023 to $101.2 million for the year ended December 31, 2024, a decrease of 26%. The decrease is primarily due to a 13% decrease in the average number of Subscriptions during the year ended December 31, 2024 as compared to the year ended December 31, 2023, resulting in a $17.7 million decrease to Subscription revenue as well as a $16.3 million decrease from a decline in the revenue recognized per Subscription due primarily to the decline in Pass Subscriptions. Additionally, Subscription revenue further declined by $2.5 million for deferrals for the Rewards program that was launched in August of 2023.
Rewards and other revenue increased by $11.6 million from $1.2 million for the year ended December 31, 2023 to $12.9 million for the year ended December 31, 2024, an increase of 952%. The increase was primarily the result of estimated usage related to our Rewards program. We expect revenues from Rewards to decline in 2025 as we announced to members that the Rewards program will sunset in 2025; however, status earned through December 31, 2024 will still be honored and members with one of the status levels will be able to utilize those benefits through June 30, 2025.
Cost of revenue. Cost of revenue decreased $43.4 million from $233.9 million for the year ended December 31, 2023 to $190.5 million for the year ended December 31, 2024, a decrease of 19%. The decrease is primarily a result of decreases in booking fees of $23.0 million driven by fewer bookings, decreases in lease costs of $11.3 million, decreases in variable operating costs of $5.6 million from lower housekeeping, property management and resort fees, a $3.9 million decrease in fixed operating costs and a $1.1 million decrease in other cost of revenue. The decreases were partially offset by an increase of $1.5 million in depreciation expense within cost of revenue.
(Gain) on lease termination and loss on asset impairments. (Gain) on lease termination and loss on asset impairments changed $70.7 million from asset impairments of $40.8 million for the year ended December 31, 2023 to a $29.9 million net gain on lease termination for the year ended December 31, 2024. During the year ended December 31, 2023, we identified 63 leases for which the right-of-use assets and related property and equipment had net carrying values that exceeded their estimated fair value as determined by their estimated discounted future cash flows. Most of these leases were related to one group of underperforming properties in a single geographic location. Based on this information, we recorded right-of-use asset impairments of $40.5 million and property plant and equipment impairments of $0.3 million for the year ended December 31, 2023. During the year ended December 31, 2024, we entered into the Termination Agreement in order to terminate certain previously impaired, underperforming leases and those terminations resulted in a decrease to our right-of-use assets of $4.6 million and a decrease to our operating lease liabilities of $41.7 million, resulting in a gain on lease termination of $37.1 million. The gain was partially offset by a termination fee of $6.6 million as well as the payment of $0.6 million to One Planet Group in consideration of a guarantee of the Company's lease obligations provided by One Planet Group. No asset impairments were identified for the year ended December 31, 2024.
General and administrative. General and administrative expenses decreased $12.9 million from $72.1 million for the year ended December 31, 2023 to $59.2 million for the year ended December 31, 2024, a decrease of 18%. The decrease is primarily a result of a decrease in payroll-related expenses of $8.0 million due to lower headcount from the reductions in force that took place during 2023 and in August of 2024 as well as a decrease of $6.3 million from lower corporate costs. The remaining decrease is due to lower professional fees of $1.3 million and decreased cloud software amortization of $0.5 million. These decreases were partially offset by an increase of $3.2 million due to higher equity‑based compensation expense.
Sales and marketing. Sales and marketing expenses decreased $2.5 million from $32.9 million for the year ended December 31, 2023 to $30.4 million for the year ended December 31, 2024, a decrease of 8%. The decrease is primarily a result of lower employee compensation of $0.6 million and a net decrease of $0.4 million in spending on software purchases and license fees, online advertising and events. The remaining decrease is due to lower print marketing material expenses of $0.4 million, decreased referrals expense of $0.3 million, decreased corporate partnership expenses of $0.3 million, lower travel and entertainment and other expenses of $0.3 million and decreased consumer research and photography expense of $0.2 million.

Operations. Operations expenses decreased $5.9 million from $28.1 million for the year ended December 31, 2023 to $22.2 million for the year ended December 31, 2024, a decrease of 21%, primarily due to a decrease of $3.4 million from the net transition of certain employees from cost of revenue into operations and from operations to sales and marketing, a decrease of $1.7 million from lower spend due to decreases in events expense, mileage and meals and other cost savings initiatives and a decrease in commission expense of $0.8 million.
Technology and development. Technology and development expenses decreased $3.9 million from $11.3 million for the year ended December 31, 2023 to $7.4 million for the year ended December 31, 2024, a decrease of 35%, primarily due to the reductions in force that took place during 2023 and in August of 2024.
Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million from $3.8 million for the year ended December 31, 2023 to $4.0 million for the year ended December 31, 2024, an increase of 7%, primarily due to an increase in amortization of purchased software of $1.4 million and an increase in depreciation of tenant improvement allowance of $0.3 million, partially offset by a decrease in general depreciation and amortization of $1.3 million.
Interest, net. Interest, net increased $0.5 million from $1.1 million for the year ended December 31, 2023 to $1.6 million for the year ended December 31, 2024. We incurred interest expense on the Note of $2.1 million during the year ended December 31, 2024 as compared to debt issuance costs and interest expense of $2.4 million during the year ended December 31, 2023. The interest expense was offset by interest income from our banking relationship of $0.5 million for the year ended December 31, 2024 as compared to $1.3 million for the year ended December 31, 2023.
(Gain) on fair value instruments. Gain on fair value instruments increased $1.2 million from $2.4 million for the year ended December 31, 2023 to $3.6 million for the year ended December 31, 2024. Public Warrant fair value gains and losses decreased from a gain of $0.8 million for the year ended December 31, 2023 to a loss of less than $0.1 million for the year ended December 31, 2024, a decrease of $0.8 million. The fair value gain recognized on the Note increased from $1.6 million during the year ended December 31, 2023 to $3.6 million during the year ended December 31, 2024, an increase of $2.0 million, primarily due to changes in discount rates. The Note was issued on September 29, 2023.
Restructuring charges. Restructuring charges were $6.4 million for the year ended December 31, 2024. There were no restructuring charges for the year ended December 31, 2023. The increase is the result of $4.4 million acceleration of equity‑based compensation expense and $2.0 million cash restructuring charges that were incurred during the year ended December 31, 2024.
Other (income) expense, net. Other (income) expense, net changed from other expense, net of $0.5 million for the year ended December 31, 2023 to other income, net of $0.2 million for the year ended December 31, 2024. The change is primarily due to $0.3 million lower loss on retirement of fixed assets during the year ended December 31, 2024 as compared to the year ended December 31, 2023 and insurance recoveries of $0.4 million during the year ended December 31, 2024 that were not received during the year ended December 31, 2023.
Income tax expense. Income tax expense decreased $0.1 million from $0.7 million for the year ended December 31, 2023 to $0.6 million for the year ended December 31, 2024, primarily due to lower amounts owed to state and foreign taxing authorities.

Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $21.8 million of cash and cash equivalents and $13.2 million of restricted cash. Further, as a result of the Reorganization Plan entered into in conjunction with the closing of the One Planet Group Financing, we have engaged in several initiatives that together are expected to result in the following cash savings on an annual basis:
•We performed a reduction in force on August 12, 2024, which resulted in approximately $15.0 million in annualized cash savings. Additional headcount reductions from the planned elimination of positions as employees departed Inspirato after August 12, 2024 through December 31, 2024 has resulted in approximately $3.0 million in additional annualized cash savings.
•The Termination Agreement resulted in the removal of $57.0 million in future lease payments through 2032 resulting in annualized cash savings of approximately $7.5 million. The Termination Agreement also resulted in a $6.6 million termination fee paid in installments from August 2024 to March of 2025.
•We have reviewed and negotiated non-critical spend such as professional fees, software and noncritical marketing, which has resulted in annualized savings of approximately $10.0 million.
•We reviewed our lease portfolio to either renegotiate unfavorable leases or to exit unprofitable properties, a process has resulted in approximately $4.7 million in annualized savings.
•On March 21, 2025, the Company entered into a twelve month Forbearance and Amendment Agreement with Oakstone Ventures, Inc. (an affiliate of Capital One), the holder of the Company's 8% Senior Secured Convertible Note due 2028. Pursuant to the agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related commercial agreements) during the forbearance period. The agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.
Together, these strategic initiatives and the new capital transactions we have completed support our belief that our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next twelve months.
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
Our principal sources of liquidity have historically consisted of cash flow from financing activities, including the transactions contemplated by the Investment Agreement and the Note during the years ended December 31, 2024 and 2023, respectively, as well as operating activities, primarily from revenue related to travel and Subscriptions.
We have generally maintained a working capital deficit, meaning that our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, Subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of December 31, 2024, deferred revenue included $66.9 million, $75.7 million, $17.8 million and $11.1 million for travel, Subscriptions, travel credits and Rewards, respectively. Also, as of December 31, 2024, our current operating lease liabilities totaled $53.5 million and our noncurrent operating lease liabilities totaled $130.2 million. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Additionally, on September 24, 2024, we entered into an equity distribution agreement (the “Sales Agreement”) with Northland Securities, Inc. (“Northland”) to sell shares of the Company’s Class A Common Stock, from time to time, through an “at the market offering” program under which Northland will act as sales agent or principal. We have an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement. At our discretion, we have the ability to sell shares through the Sales Agreement for incremental liquidity.

On February 24, 2025, the Purchaser exercised 583,099 of their 3,644,314 Investment Warrants resulting in $2.0 million of proceeds to the Company.
Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, our ability to improve operating efficiencies and overall economic conditions.
The following table presents summarized information from our Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(15,770)	$(51,393)
Net cash used in investing activities	(6,011)	(12,124)
Net cash provided by financing activities	14,520	23,844
Net decrease in cash, cash equivalents and restricted cash	$(7,261)	$(39,673)
Cash Flows
Comparison of the years ended December 31, 2024 and 2023
Cash flows used in operating activities. Cash used in operating activities decreased $35.6 million from $51.4 million during the year ended December 31, 2023 to $15.8 million during the year ended December 31, 2024, a decrease of 69%. This decrease was driven by a reduction of net loss and comprehensive loss of $85.1 million which was primarily due to a $70.7 million change in (Gain) on lease termination and loss on asset impairments from the Company incurring an impairment during the year ended December 31, 2023 as compared to a gain on lease termination during the year ended December 31, 2024. The other non-cash benefit in cash flows used in operations was driven by an increase in equity‑based compensation of $4.8 million driven primarily by accelerations in equity‑based compensation due to the restructuring incurred during the year ended December 31, 2024. Further benefits in cash flows from operations from changes in operating asset and liabilities were due to both the $6.5 million change in prepaid member travel and the $1.6 million change in prepaid expenses from the Company better managing over its operating cash along with the $7.6 million change in deferred revenue being driven off of our decrease in booked travel due to our decrease in subscriber count.
Cash flows used in investing activities. Cash used in investing activities decreased from $12.1 million during the year ended December 31, 2023 to $6.0 million during the year ended December 31, 2024, a decrease of 50%. The decrease was driven by lower expenditures for property and equipment of $0.8 million and lower expenditures related to ongoing internal software development projects of $5.3 million.
Cash flows provided by financing activities. Cash provided by financing activities decreased from $23.8 million during the year ended December 31, 2023 to $14.5 million during the year ended December 31, 2024, a decrease of 39%. The decrease was primarily due to proceeds from the $25.0 million Note that was issued during the year ended December 31, 2023, a decrease in payments for financing costs of the Note of $1.4 million and a decrease in proceeds from option exercises of $0.8 million. These decreases were partially offset by proceeds from the Investment Agreement of $10.0 million, proceeds from the Secondary Investment Agreements of $3.0 million and proceeds of $2.5 million from the exercise of One Planet Group's additional option to acquire Class A Common Stock and Investment Warrants.
Use of Cash and Contractual Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future issuances of debt or equity. Our primary uses of cash are for operating expenses, lease payments and capital expenditures.
Our future commitments consist of the following:
•Our outstanding obligations under the Note payable in 2028 (including principal and coupon interest). The Note is an unsubordinated secured obligation of Inspirato. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of Inspirato. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and we have elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase. In October 2020, we obtained a revolving credit facility. The revolving credit facility had no amounts drawn as of December 31, 2022 and we terminated the facility in March of 2023. See Note 8 – Debt in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
•Our operating leases liabilities, primarily for vacation properties, and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process to decrease our cash commitments related to operating leases, whereby we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. As of December 31, 2024, we were party to 6 leases that had not yet commenced. Future payments under these leases were $9.7 million at December 31, 2024. See Note 9 – Leases in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
•Our other multi-year obligations primarily from software and other long-term contracts
Future minimum annual commitments as of December 31, 2024 are as follows (in thousands):

Years ending	December 31,
2025	$75,055
2026	50,685
2027	35,281
2028	63,025
2029	16,789
2030 and thereafter	41,457
Total future minimum commitments	$282,292
Non-GAAP Financial Metrics
In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.
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
We provide a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow in conjunction with their respective related GAAP financial measures.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss and comprehensive loss less interest, net, income tax expense, depreciation and amortization, equity‑based compensation, (gain) on fair value instruments, restructuring charges, other non-recurring professional fees and (gain) on lease termination and loss on asset impairments. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.
The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Year ended December 31,
	2024	2023
Net loss and comprehensive loss	$(8,804)	$(93,859)
Interest, net	1,615	1,133
Income tax expense	595	721
Depreciation and amortization (1)	11,277	10,553
Equity-based compensation (2)	14,048	13,652
(Gain) on fair value instruments	(3,583)	(2,368)
Restructuring charges	6,418	—
Other non-recurring professional fees (3)	1,828	—
(Gain) on lease termination and loss on asset impairments	(29,895)	40,844
Adjusted EBITDA	$(6,501)	$(29,324)
Adjusted EBITDA Margin (4)	(2.3)%	(8.9)%
_______________________________________________
(1)Depreciation and amortization is included within cost of revenue, general and administrative and depreciation and amortization within the Consolidated Statements of Operations and Comprehensive Loss.
(2)Excludes equity‑based compensation included in restructuring charges.
(3)Included in general and administrative on the Consolidated Statements of Operations and Comprehensive Loss.
(4)We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

Free Cash Flow
We define Free Cash Flow as net cash used in operating activities less development of internal-use software and purchases of property and equipment. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after development of internal-use software and purchases of property and equipment, that can be used for strategic initiatives, if any.

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(15,770)	$(51,393)
Purchase of property and equipment	(5,469)	(6,305)
Development of internal-use software	(542)	(5,819)
Free Cash Flow	$(21,781)	$(63,517)
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition. We believe that of our significant accounting policies, which are described in Note 2 – Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the following accounting estimates involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations and cash flows.
Revenue Recognition - Loyalty Program
In August of 2023, we implemented a member loyalty program, Rewards. Rewards members accumulate rewards based on their activity with us. Members who earn one of the three Rewards statuses may be entitled to, depending on their status, extra savings on Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits, which provide them with a material right to free or discounted goods or services in the future. As of December 31, 2024 and 2023, our total Rewards deferred revenue was $11.1 million and $10.7 million, respectively.
When members spend with Inspirato, we defer a portion of the members’ total spend to Rewards, representing the deferred revenue value of the program’s separate performance obligation. To determine the amount of deferral necessary from members’ spend, we determine the standalone selling price of the identified performance obligations related to Rewards based on the aggregate estimated value of usage of individual benefits within the program in relation to total member spend. Revenues related to Rewards are then recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). These inputs towards the Rewards deferral require us to forecast future spend for our members, usage of each of the earned performance obligations and the standalone value of each of the identified performance obligations which are limited as there is limited historical information and require management’s estimation. Any changes in the assumptions outlined above would impact the allocation of consideration received from our members and the resulting timing of when revenues from each of the specific performance obligations would be recognized. The Rewards program is being sunset in 2025; however, status earned through December 31, 2024 will still be honored and members with one of the status levels will be able to utilize those benefits through June 30, 2025.
For the year ended December 31, 2024, holding other factors constant, a 10% change in our estimated future spend for each member would have resulted in a change to Rewards revenue of approximately $0.1 million, or a 0.03% percent change in revenue.

Intangible and Tangible Asset Impairment Assessment
Goodwill is not amortized, but rather is assessed annually for impairment in the fourth quarter and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. We have determined that we have one reporting unit. The impairment test requires that we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we then perform a quantitative impairment test. Otherwise, the quantitative impairment test is not required. Under the quantitative impairment test, we would compare the estimated fair value of each reporting unit to its carrying value. For the year ended December 31, 2024, we could not conclude qualitatively that the fair value of goodwill is greater than its carrying value and, as such, we utilized a quantitative test and determined that no goodwill impairment charges were necessary.
For our other finite-lived, long-term assets, our property, plant and equipment and operating lease right-of-use (“ROU”) assets, an impairment assessment is necessary when facts and circumstances indicate that the carrying values of such assets may not be recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities which, for us, is generally at a property level. When evaluating a selected property for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows associated with each asset are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is amortized over the asset's remaining useful life. We utilized a quantitative test for the year ended December 31, 2023 and determined that an impairment of the Company’s ROU assets was necessary and a $40.5 million impairment charge was recorded. There were no impairments of the Company's ROU assets during the year ended December 31, 2024.
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
Valuation of Note
We have elected to carry our Note at fair value. On a quarterly basis, we calculate the fair value of our Note, adjust its valuation on the Consolidated Balance Sheets and record the complementary fair value adjustment to (gain) loss on fair value instruments within our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2024, the fair value of the Note was $22.3 million. As a result of the fair value adjustment, we recorded a gain of $3.6 million to (gain) loss on fair value instruments within our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
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
If our calculated fair value of our Note differs materially from the actual fair value, the Company could have a materially different fair value of our Note on our Consolidated Balance Sheets with an equal offset against (gain) loss on fair value instruments within the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
Incremental Borrowing Rate
On a quarterly basis we calculate our Incremental Borrowing Rates (“IBRs”) as none of our leases provide an implicit rate of return. The Company’s IBRs are utilized as the discount rate when calculating our initial lease liabilities, modifications to our lease liabilities and complementary right-of-use assets leases greater than one year.
The IBRs are calculated for leases based on their term length and risk profile. The Company considers both the risk-free rate as well as the associated debt rates for companies with a similar credit profile as ours as well as the term of the complementary note of each rate. We also consider company-specific risk factors such as our asset risks, foreign currency risks and locational risks when assessing the IBRs for one of our managed and controlled vacation homes.
If our actual IBRs vary materially from those utilized, the Company could have materially different balances for the capitalized ROU assets and complementary lease liabilities for the year ended December 31, 2024.
Recently Adopted Accounting Pronouncements
For further information on recently adopted accounting pronouncements, see Note 2 – Significant Accounting Policies within our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our principal market risks are our exposure to interest rates, foreign currency risks and equity risk.
Interest Rate Risk
Changes in interest rates affect the interest earned on total cash and cash equivalents as well as interest paid on debt. Additionally, interest rates are an input into the binomial lattice we use to calculate the fair vale of debt.
A hypothetical 10% increase or decrease in interest rates would not have a material impact on interest expense or interest income earned during the year ended December 31, 2024.
As of December 31, 2024, there was $27.6 million aggregate principal amount of the Note outstanding. We have elected to carry the Note at fair value. The fair value of the Note changes when the market price of our stock fluctuates or interest rates change. A hypothetical 10% increase or decrease in interest rates would have an $1.1 million impact on the carrying value of debt along with a complementary impact to (gain) loss on fair value instruments within the Consolidated Statements of Operations and Comprehensive Loss.
Foreign Currency Risk
We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. In the year ended December 31, 2024, our operating expenditures denominated in foreign currencies were approximately $25.2 million, primarily in Mexican Pesos and Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican Peso and Euro would have a $2.5 million impact to our Consolidated Financial Statements for the year ended December 31, 2024.

Equity Risk
We are exposed to risk related to our stock price which can impact our stock based compensation expense as well as our overall market capitalization. The fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss with respect to future stock-based compensation costs, specifically related to the performance based units which vest upon our stock price being above $15/share, as well as any other equity based transactions. A hypothetical 10% increase or decrease in our stock price would not have an impact on our Consolidated Financial Statements for the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Inspirato Incorporated
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inspirato Incorporated (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Denver, Colorado
March 26, 2025

INSPIRATO INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$21,845	$36,566
Restricted cash	13,160	5,700
Accounts receivable, net	3,767	3,306
Accounts receivable, net – related parties	883	842
Prepaid member travel	13,663	20,547
Prepaid expenses	3,116	6,135
Other current assets	1,949	1,744
Total current assets	58,383	74,840
Property and equipment, net	14,079	19,504
Goodwill	21,233	21,233
Right-of-use assets	175,228	209,702
Other noncurrent assets	4,962	5,448
Total assets	$273,885	$330,727

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$23,021	$22,748
Deferred revenue	135,347	160,493
Lease liabilities	53,488	61,953
Total current liabilities	211,856	245,194
Deferred revenue, noncurrent	36,147	17,026
Lease liabilities, noncurrent	130,239	196,875
Convertible note	22,336	23,854
Other noncurrent liabilities	3,159	2,476
Total liabilities	403,737	485,425

Commitments and contingencies (Note 15)

Equity (Deficit)
Class A common stock, par value $0.0001 per share, 50,000 shares authorized, 11,763 and 3,537 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	7
Class B common stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Class V common stock, $0.0001 par value, 25,000 shares authorized, 0 and 2,907 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	6
Preferred stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	161,323	255,527
Accumulated deficit	(291,176)	(285,782)
Total deficit excluding noncontrolling interest	(129,852)	(30,242)
Noncontrolling interests	—	(124,456)
Total deficit	(129,852)	(154,698)
Total liabilities and deficit	$273,885	$330,727

The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$279,855	$329,100	$345,530
Cost of revenue	190,528	233,942	228,401
(Gain) on lease termination and loss on asset impairments	(29,895)	40,844	925
Gross margin	119,222	54,314	116,204
General and administrative	59,216	72,117	65,807
Sales and marketing	30,373	32,884	39,368
Operations	22,204	28,125	42,372
Technology and development	7,397	11,330	14,219
Depreciation and amortization	4,036	3,773	3,191
Interest, net	1,615	1,133	188
(Gain) loss on fair value instruments	(3,583)	(2,368)	1,696
Restructuring charges	6,418	—	—
Other (income) expense, net	(245)	457	(355)
Loss and comprehensive loss before income taxes	(8,209)	(93,138)	(50,282)
Income tax expense	595	721	799
Net loss and comprehensive loss	(8,804)	(93,859)	(51,081)
Net loss and comprehensive loss attributable to noncontrolling interests	3,410	42,104	27,024
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(5,394)	$(51,755)	$(24,057)

Loss Attributable to Inspirato Incorporated per Class A Share
Basic and diluted weighted average Class A shares outstanding	5,925	3,380	2,616
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(0.91)	$(15.31)	$(9.20)
The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)

	Common Units		Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests
	Units	Value	Shares	Value	Shares	Value				Total
Balance—December 31, 2021	5,242	$—	—	$—	—	$—	$19,999	$(209,690)	$—	$(189,691)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(24,057)	(27,024)	(51,081)
Equity-based compensation	—	—	—	—	—	—	8,802	—	—	8,802
Issuance of common stock	—	—	24	—	—	—	5,000	—	—	5,000
Issuance of common stock and common stock warrants upon the reverse recapitalization, net of issuance costs	(5,242)	—	2,342	4	3,489	7	206,253	—	(64,656)	141,608
Issuance of common stock upon exercise of warrants	—	—	254	1	—	—	9,330	—	—	9,331
Issuance of common stock upon exercise of stock option awards, net of shares withheld for income taxes	—	—	95	—	—	—	1,225	—	—	1,225
Issuance of Class A shares upon conversion of Class V shares	—	—	421	1	(421)	(1)	(4,957)	—	4,957	—
Distributions	—	—	—	—	—	—	—	(184)	—	(184)
Balance—December 31, 2022	—	$—	3,136	$6	3,068	$6	$245,652	$(233,931)	$(86,723)	$(74,990)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(96)	(108)	(204)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(51,755)	(42,104)	(93,859)
Equity-based compensation	—	—	—	—	—	—	13,652	—	—	13,652
Issuance of common stock upon exercise of unit option awards, net of shares withheld for income taxes	—	—	36	—	—	—	598	—	—	598
Issuance of common stock through employee stock purchase plan	—	—	30	—	—	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	—	—	174	—	—	—	—	—	—	—
Issuance of Class A shares upon conversion of Class V shares	—	—	161	1	(161)	—	(4,480)	—	4,479	—
Balance—December 31, 2023	—	$—	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(5,394)	(3,410)	(8,804)
Equity-based compensation	—	—	—	—	—	—	18,443	—	—	18,443
Issuance of common stock through employee stock purchase plan	—	—	38	—	—	—	165	—	—	165
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	—	—	701	—	—	—	(698)	—	—	(698)
Issuance of Class A shares pursuant to the Investment Agreement, net of issuance costs	—	—	3,644	1	—	—	4,655	—	—	4,656
Issuance of Investment Warrants pursuant to the Investment Agreement, net of issuance costs	—	—	—	—	—	—	7,398	—	—	7,398
Reclassification of Public Warrants	—	—	—	—	—	—	86	—	—	86
Issuance of Class A shares pursuant to the Secondary Investment Agreements	—	—	758	—	—	—	3,000	—	—	3,000
Settlement of Related Party payable with Class A Shares	—	—	178	—	—	—	600	—	—	600
Issuance of Class A shares upon conversion of Class V shares	—	—	2,907	(7)	(2,907)	(6)	(127,853)	—	127,866	—
Balance—December 31, 2024	—	$—	11,763	$1	—	$—	$161,323	$(291,176)	$—	$(129,852)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(8,804)	$(93,859)	$(51,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) on lease termination and loss on asset impairments	(29,895)	40,844	925
Amortization of right-of-use assets	55,371	87,623	88,098
Equity‑based compensation	18,443	13,652	8,802
Depreciation and amortization	11,277	10,553	5,436
(Gain) loss on fair value instruments	(3,583)	(2,368)	1,696
Paid-in-kind interest	2,103	—	—
Settlement of Related Party Payable with Class A Shares	600	—	—
Loss on disposal of fixed assets	447	685	207
Note financing costs included in interest expense, net	—	1,859	—
Changes in operating assets and liabilities:
Accounts receivable, net	(461)	(370)	(751)
Accounts receivable, net – related parties	(41)	(179)	(277)
Prepaid member travel	6,884	432	930
Prepaid expenses	3,019	1,421	(4,577)
Other assets	(618)	(1,955)	(725)
Accounts payable and accrued liabilities	(6,307)	(6,123)	(4,078)
Deferred revenue	(6,025)	(13,614)	(5,209)
Lease liabilities	(58,911)	(89,775)	(85,085)
Other liabilities	731	(219)	—
Net cash used in operating activities	(15,770)	(51,393)	(45,689)

Cash flows from investing activities:
Purchase of property and equipment	(5,469)	(6,305)	(8,850)
Development of internal-use software	(542)	(5,819)	(5,420)
Net cash used in investing activities	(6,011)	(12,124)	(14,270)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	15,500	105	5,000
Payments of employee taxes for share based awards	(699)	(178)	(669)
Payments of financing costs	(446)	(1,859)	—
Proceeds from purchases of shares from employee stock purchase plan	165	—	—
Proceeds from reverse recapitalization	—	—	90,070
Repayments of debt	—	—	(27,267)
Payments of reverse recapitalization costs	—	—	(23,899)
Proceeds from debt	—	25,000	14,000
Proceeds from option exercises	—	776	1,894
Distributions	—	—	(184)
Net cash provided by financing activities	14,520	23,844	58,945

Net decrease in cash, cash equivalents and restricted cash	(7,261)	(39,673)	(1,014)
Cash, cash equivalents and restricted cash – beginning of year	42,266	81,939	82,953
Cash, cash equivalents and restricted cash – end of year	$35,005	$42,266	$81,939
The accompanying notes are an integral part of these Consolidated Financial Statements.

INSPIRATO INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Nature of Business
Inspirato Incorporated and its subsidiaries (the “Company”, also referred to as “Inspirato”) is a private, luxury hospitality club that provides its members with access to an exclusive portfolio of high-end vacation homes, luxury hotels, and curated travel experiences worldwide. The club offers personalized service, dedicated trip planning, and seamless access to exceptional properties through its innovative model designed to ensure the service, certainty and value that discerning customers demand.
For members, the Company offers access to a diverse portfolio of curated luxury vacation options that include approximately 350 private luxury vacation homes and accommodations at over 220 luxury hotel and resort partners in over 180 destinations around the world as of December 31, 2024. The Company’s portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
The Company was initially incorporated in Delaware on July 31, 2020 as Thayer Ventures Acquisition Corporation (“Thayer”), a special purpose acquisition company. On February 11, 2022 (the “Closing Date”), the Company and Inspirato LLC consummated the transaction contemplated in the Business Combination Agreement dated June 30, 2021 and as amended September 15, 2021 (together the “Business Combination Agreement”) whereby a subsidiary of the Company merged with and into Inspirato LLC (the “Business Combination”), resulting in Inspirato LLC becoming a subsidiary of the Company. The Company changed its name to “Inspirato Incorporated” upon closing of the Business Combination. The Business Combination was accounted for as a reverse recapitalization whereby Inspirato LLC acquired Thayer for accounting purposes. As such, the Consolidated Financial Statements presented herein represent the operating results of Inspirato LLC before and after the Business Combination. For additional information see Note 3 – Reverse Recapitalization.
As of December 31, 2024, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties. These entities typically lease local properties.
Investment Agreement

On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants each redeemable for a share of Class A Common Stock for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable up to 3.6 million. Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. On February 24, 2025, the Purchaser exercised 583,099 of Investment Warrants resulting in $2.0 million of proceeds to the Company.

Further, on October 22, 2024, the Company entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) with two investors to sell a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.

Liquidity

During the years ended December 31, 2024, 2023 and 2022, the Company experienced declines in active Subscriptions and nights delivered. As a result of these negative trends, revenues declined to $279.9 million for the year ended December 31, 2024 from $329.1 million for the year ended December 31, 2023, which had declined from revenues of $345.5 million for the year ended December 31, 2022. The Company also experienced negative cash flows from operating activities of $15.8 million and $51.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $21.8 million of cash and cash equivalents and $13.2 million of restricted cash compared to $36.6 million of cash and cash equivalents and $5.7 million of restricted cash balances as of December 31, 2023.

As result of the continued operational challenges and significance of those conditions in relation to the Company’s liquidity needs, management developed and executed on plans to address improvements in operations, including the Reorganization Plan, as defined and discussed in Note 20 – Restructuring Charges, which was developed in conjunction with the One Planet Group Financing. Management continues to execute on the Reorganization Plan as it relates to the review of expenses and business processes and the remaining payments pursuant to the Termination Agreement (as defined in Note 9 – Leases) of certain previously impaired underperforming leases as discussed in Note 9 – Leases. Additionally, on February 24, 2025, the Purchaser exercised 583,099 of their 3,644,314 Investment Warrants resulting in $2.0 million of proceeds to the Company. On March 21, 2025, the Company entered into a twelve-month Forbearance and Amendment Agreement with Oakstone Ventures, Inc. (an affiliate of Capital One), the holder of the Company’s 8% Senior Secured Convertible Note due 2028. Pursuant to the agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related commercial agreements) during the forbearance period. The agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.
Additionally, on September 24, 2024, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Northland Securities, Inc. (“Northland”) to sell shares of the Company’s Class A Common Stock, from time to time, through an “at the market offering” program under which Northland will act as sales agent or principal. The Company has an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement.

The Company believes its plans discussed above will allow the Company to continue to meet its projected working capital and capital expenditure requirements for a period of at least the next twelve months.
Reverse Stock Split
On September 26, 2023, the Company’s stockholders approved a proposal to adopt a series of alternative amendments to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock. The Board of Directors subsequently approved a final reverse stock split ratio of 1-for-20 of the Company’s Class A Common Stock, Class B Common Stock and Class V Common Stock; the authorized shares of each class following the reverse stock split is set forth in Note 11 – Equity of Inspirato Incorporated. The reverse stock split became effective as of October 16, 2023 and immediately after the reverse stock split, each stockholder's percentage ownership interest in the Company and proportional voting power remained unchanged, except for minor changes resulting from the treatment of fractional shares. The impact of the reverse stock split has been reflected within the Consolidated Financial Statements for all periods presented.
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

(b) Use of Estimates
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
(c) Cash and Cash Equivalents
Cash and cash equivalents include cash and investments in highly liquid investments with an original maturity of three months or less when purchased. Cash balances held in banks exceed the federal depository insurance limit. The Company’s cash is only insured up to the federal depository insurance limit. A significant portion of the Company’s cash balances are held at a single banking institution.
Amounts in transit from credit card processors are also considered cash equivalents as they generally settle to cash within two to five business days of the sales transaction.
(d) Restricted Cash
The Company classifies deposits as required to be maintained by its credit card and automated clearing house processors as well as those amounts maintained with other guarantors as restricted cash.
(e) Accounts Receivable
Accounts receivable are recorded at the original invoiced amounts, net of a reserve for credit losses. The reserve for credit losses is estimated based on historical collectivity, aging of receivables, macroeconomic trends and other factors that may impact the Company’s ability to collect against those receivables. As of December 31, 2024 and 2023, the Company’s reserve for credit losses were $0.9 million and $0.8 million, respectively.
(f) Property and Equipment
Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets have estimated useful lives ranging from three to five years and, unless otherwise noted below, are capitalized to property and equipment, net within the Consolidated Balance Sheets and are recognized to depreciation and amortization within the Consolidated Statements of Operations and Comprehensive Loss.
The cost of leasehold improvements is depreciated over the lesser of the remaining term of the associated leases or the estimated useful lives of the assets. Leasehold improvements and equipment purchased for homes are depreciated to cost of revenue within the Consolidated Statements of Operations and Comprehensive Loss. Costs of maintenance and repairs are charged to their respective expense line item within the Consolidated Statements of Operations and Comprehensive Loss when incurred.
Direct costs incurred in the development of internal-use software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose is probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years to depreciation and amortization within the Consolidated Statements of Operations and Comprehensive Loss.
The Company's cloud computing arrangements include software licenses purchased from external vendors. Implementation costs incurred during the application development stage and other costs meeting certain criteria are capitalized. These assets are included in other noncurrent assets on the Consolidated Balance Sheets and are amortized on a straight-line basis over their assessed useful lives to general and administrative on the Consolidated Statements of Operations and Comprehensive Loss.
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
There were no property and equipment impairments during the years ended December 31, 2024 or December 31, 2022. There were $0.3 million in property and equipment impairments during the year ended December 31, 2023 which were recorded to (gain) on lease termination and loss on asset impairments within the Consolidated Statements of Operations and Comprehensive Loss.
(g) Leases
The Company is party to operating lease agreements for its vacation homes, certain hotels and corporate offices. Operating lease assets are included within right-of-use (“ROU”) assets and the corresponding operating lease liabilities are included within lease liabilities and lease liabilities, noncurrent on the Consolidated Balance Sheets. The Company has elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the later of ASC 842 adoption date or lease commencement date. Because none of the Company’s leases provide an implicit rate of return, the Company used the Company’s incremental borrowing rate based on the information available at adoption date or lease commencement date in determining the present value of lease payments. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s current classes of leases.
During the year ended December 31, 2024, the Company recognized a net gain on lease termination of $29.9 million within the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2023 and 2022, the Company recognized asset impairments of $40.5 million and $0.9 million, respectively, within the Consolidated Statements of Operations and Comprehensive Loss related to ROU assets with carrying values in excess of their recoverable values. The recoverability of these ROU assets is assessed by comparing the carrying amount of each asset to the future net undiscounted cash flows the asset is expected to generate over its remaining life.
(h) Goodwill
Goodwill arose from the acquisition of certain assets of Portico Club, LLC (“Portico”) on December 16, 2013. Goodwill was recorded based on management’s best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Goodwill is not amortized, but rather is assessed annually for impairment on December 1 and when events and circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company has determined that the Company has one reporting unit. The test for impairment requires that the Company first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, the Company then performs a quantitative impairment test, or otherwise, the quantitative impairment test is not required. The Company performed its annual qualitative assessment and determined based on that assessment that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, and as such, determined that no goodwill impairment charges were necessary. No goodwill impairment charges were recognized during the years ended December 31, 2024, 2023 or 2022.
(i) Revenue
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
Subscription Revenue
The Company’s contracts with members grant access to book the Company’s residences and other privileges that vary based on the type of active paid member subscription (“Subscription”). The Company’s predominant Subscription offerings include Inspirato Club ("Club") and Inspirato Pass ("Pass") Subscriptions. Club Subscriptions grant access to the Company’s portfolio. In addition to Club Subscription benefits, Pass Subscriptions include the ability to book certain stays without paying additional nightly rates, taxes or fees. Subscriptions generally include an enrollment fee and monthly, semi-annual, annual, or multi-year fees, which are generally paid upfront and are recorded as deferred revenue on the Consolidated Balance Sheets. The Company has an unconditional right to these fees in its contracts with members for a Subscription as the Company provides the right to book to its members and, therefore, the Company recognizes Subscription fee revenue over the respective contract period to revenue within the Consolidated Statements of Operations and Comprehensive Loss.
The Company also offers an Inspirato Invited ("Invited") Subscription where a 10 year Subscription is purchased with a substantial upfront fee; however, the member is also entitled to fixed nightly rates over the Company's portfolio amongst other benefits similar to those of Club. The initial upfront fee is recorded as deferred revenue on the Consolidated Balance Sheets and is amortized over the 10 year life of the contract and is recognized to revenue within the Consolidated Statements of Operations and Comprehensive Loss.
Members who purchased a historical Inspirato Legacy ("Legacy") Subscription paid a substantial upfront payment to join the club and, on an ongoing basis, are charged dues which allow members continued access to the Company’s portfolio, similar to Club members; however, Legacy Subscriptions are no longer sold. Legacy dues, which may be prepaid over multiple years, are recognized to revenue within the Consolidated Statements of Operations and Comprehensive Loss ratably over the respective contract period.
Additional Subscription revenue is generated from Inspirato for Good (“IFG”) and Inspirato for Business (“IFB”). IFG is a platform where the Company works with nonprofit organizations to auction travel packages during the nonprofit’s events. IFB represents the Company’s business-to-business channel which caters towards the incentive travel market for other companies with a ready-to-use travel solution to reward and retain their employees and business partners. IFG and IFB contracts include both Subscription and travel performance obligations which are allocated to each performance obligation based on their standalone selling prices and are recognized to revenue within the Consolidated Statements of Operations and Comprehensive Loss as each performance obligation is satisfied.
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
Travel Revenue
When a trip is purchased, the Company records the cash received as deferred revenue on the Consolidated Balance Sheets. Travel revenue is recognized to revenue within the Consolidated Statements of Operations and Comprehensive Loss as performance obligations are met over the period of the stay. Revenue related to cancellation fees and other fees is recognized to revenue within the Consolidated Statements of Operations and Comprehensive Loss as the associated obligations to members are satisfied or extinguished.
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
Loyalty Program
In August of 2023, the Company implemented a member loyalty program called Inspirato Rewards (“Rewards”). Rewards members accumulate rewards based on their activity with Inspirato. Members who earned one of the three Rewards statuses could be entitled to, depending on their status, extra savings on Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits, which provide them with a material right to free or discounted goods or services in the future.
The Company defers a portion of member spend, which represents the value of the program’s separate performance obligation, to Rewards within deferred revenue on the Consolidated Balance Sheets. The Company determines the standalone selling price of these performance obligations related to Rewards based on the aggregate estimated value of usage of individual benefits within the program in relation to total member spend. The Company’s estimates of usage and value of the program are updated on a regular basis to incorporate recent member trends and projections. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). As Rewards revenue is recognized, the deferred revenue related to Rewards is reduced and is recognized as revenue within the Consolidated Statements of Operations and Comprehensive Loss.
On October 28, 2024, the Company announced to members that the Rewards program will sunset in 2025; however, status earned through December 31, 2024 will still be honored and members with one of the status levels will be able to utilize those benefits through June 30, 2025.
Deferred Revenue
As a result of the timing difference from when a member purchases a product, the Company records any unrecognized portion of travel revenue, prepaid enrollment and Subscription dues, and travel credits to be delivered as deferred revenue on the Consolidated Balance Sheets until applicable performance obligations are met. Additionally, members may purchase travel credits or obtain them upon cancelling a trip in certain situations. Travel credits can be applied towards future services, including Subscription and travel. Travel credits are recorded as deferred revenue on the Consolidated Balance Sheets until they are applied against travel or Subscription revenue or the expiration of the credits occurs which is generally 3 years.
(j) Cost of Revenue
Cost of revenue includes costs directly related to delivering travel to the Company’s members as well as depreciation and amortization related to leasehold improvements and equipment at residences. These direct costs include payments for properties the Company leases, booking fees which are made up of costs paid to the Company's hotel partners for member stays as well as costs paid to vendors to deliver Inspirato Only experiences and Bespoke trips, and fixed and variable operating and maintenance costs which are those costs to operate and maintain the Company’s properties, including on-site service personnel costs.
(k) Advertising Costs
The Company incurs advertising expenses to promote the Company’s brand. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place and expenses the costs of placing the advertisement as incurred each time the advertisement is shown. Advertising expenses are included in sales and marketing within the Consolidated Statements of Operations and Comprehensive Loss and totaled $5.0 million, $7.1 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(l) Equity-Based Compensation
The Company accounts for equity‑based compensation for all transactions in which an entity exchanges its equity instruments for goods or services, which generally require the Company to measure the cost of employee services received in exchange for an award of equity instruments in earnings based on the fair value and vesting provisions of the award on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period to the financial statement line item associated with each employee's payroll within the Consolidated Statements of Operations and Comprehensive Loss with forfeitures accounted for as they occur. For additional information, see Note 13 – Equity-Based Compensation.
(m) Income Taxes
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
(n) Noncontrolling Interests
Noncontrolling interests represented the economic interest of the portion of Inspirato LLC not owned by Inspirato Incorporated who were also the owners of the Company's Inspirato Incorporated Class V common Stock ("Class V Common Stock") in the form of New Common Units (as defined below) as a result of the Business Combination. Noncontrolling interests were initially recorded as the relative proportion of the ownership interest to the net assets of Inspirato LLC at the time of the Business Combination. This amount was subsequently adjusted for the proportionate share of earnings or losses attributable to the noncontrolling interests, any dividends or distributions paid to the noncontrolling interests and any changes to Inspirato Incorporated’s ownership of Inspirato LLC. See Note 3 – Reverse Recapitalization.
On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of the Company equal to the number of common units exchanged. This exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of the Company held by such members. The Mandatory Exchange occurred on September 30, 2024 and as of December 31, 2024, there is no remaining noncontrolling interest as Inspirato Incorporated fully owns Inspirato LLC.
As of December 31, 2023, Inspirato Incorporated directly owned 54.9% of the interest in Inspirato LLC and the noncontrolling interest was 45.1%.
(o) Derivative Instruments
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
The Company’s outstanding Public Warrants, as defined below, were recognized as derivative liabilities until the Mandatory Exchange occurred on September 30, 2024, which resulted in the instruments being reclassified as equity-based instruments. Accordingly, the Company recognized the Public Warrants at fair value to other noncurrent liabilities within the Consolidated Balance Sheets until September 30, 2024 where then they were reclassified to additional paid in capital on the Consolidated Balance Sheets and no further fair value adjustments were necessary. Until the Mandatory Exchange, the

Public Warrants were subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in (gain) loss on fair value instruments within the Consolidated Statements of Operations and Comprehensive Loss.
(p) Segment Information
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
(q) Recently Adopted Accounting Pronouncements
In November of 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This guidance provides new segment disclosure requirements for entities with a single reportable segment and modifies certain reportable segment disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has applied this guidance. For additional information, see Note 21 – Segment Reporting.
(r) Recently Issued Accounting Pronouncements Not Yet Adopted
In December of 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024.
In November of 2024, the FASB issued Accounting Standards Update No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods.
In November of 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This guidance requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027.
The Company is currently evaluating the impact of the recently issued accounting pronouncements described above on the Consolidated Financial Statements.
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
(4) Revenue
Revenues are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Travel	$165,822	$190,271	$198,925
Subscription	101,171	137,606	145,651
Rewards and other revenue	12,862	1,223	954
Total	$279,855	$329,100	$345,530
The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s sales staff for contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the contract. At December 31, 2024, the balance of capitalized commissions was $2.8 million, of which $1.2 million is included within other current assets and $1.6 million is included within other noncurrent assets on the Consolidated Balance Sheets. At December 31, 2023, the balance of capitalized commissions was $1.9 million, of which $1.1 million is included within other current assets and $0.8 million is included within other noncurrent assets on the Consolidated Balance Sheets. During the year ended December 31, 2024 and 2023, the Company recognized $1.2 million and $0.6 million, respectively, of amortization expense in sales and marketing within the Consolidated Statements of Operations and Comprehensive Loss. No amortization expense was recognized during the year ended December 31, 2022. Contract liabilities include deferred revenue as discussed below.
Assets and liabilities related to contracts with members are as follows (in thousands):

	December 31,
	2024	2023
Assets:
Accounts receivable, net	$3,767	$3,306
Prepaid member travel	$13,663	$20,547
Other current assets	$1,216	$1,053
Other noncurrent assets	$1,549	$845

Liabilities:
Deferred revenue, current	$135,347	$160,493
Deferred revenue, noncurrent	$36,147	$17,026
Deferred revenue is comprised of the following (in thousands):

	December 31,
	2024	2023
Travel	$66,871	$81,613
Subscriptions	75,730	66,367
Travel credits	17,830	18,852
Rewards	11,063	10,687
Total	171,494	177,519
Less: Deferred revenue, noncurrent	36,147	17,026
Deferred revenue, current	$135,347	$160,493
Deferred travel revenue is related to booked trips where the Company has received payment ahead of time and the revenue is recognized over the length of trip stay. All Subscriptions have a one year booking window except for subscribers with an Invited Subscription which has a two year booking window.
Deferred Subscription revenue includes payments received in advance from members and is generally recognized over the period of time the Subscription was purchased which is generally from one to five years. The Company also offers an Invited Subscription where a 10 year Subscription is purchased with a substantial upfront fee and the member is entitled to fixed nightly rates over the Company's portfolio amongst other benefits similar to those of Club.
Deferred travel credit revenue generally is either from members pre-purchasing travel credits or travel credits for members that stem from trip cancellations or modifications. Travel credits may be used on either travel or Subscriptions and travel credits expire within 3 years of issuance.
Deferred revenue related to Rewards represents multiple performance obligations associated with the Company’s member loyalty program. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). On October 28, 2024, the Company announced to members that the Rewards program will sunset in 2025; however, status earned through December 31, 2024 will still be honored and members with one of the status levels will be able to utilize those benefits through June 30, 2025. The ending balance as of December 31, 2024 is the remaining estimated unrecognized benefits to be recognized from the Rewards program.
During the year ended December 31, 2024, approximately $141.8 million of revenue was recognized that was included in the balance of deferred revenue as of December 31, 2023. Significant movements in the deferred revenue balance during the year ended December 31, 2024 consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases as performance obligations were satisfied. During the year ended December 31, 2023, $148.6 million of revenue was recognized that was included in the $186.1 million balance of deferred revenue as of December 31, 2022.
As of December 31, 2024, deferred revenue is expected to be recognized in the following years (in thousands):

Year ended	December 31,
2025	$135,347
2026	14,065
2027	6,594
2028	3,585
2029 and thereafter	11,903
Total	$171,494
(5) Prepaid Expenses and Prepaid Member Travel
Prepaid Expenses
Prepaid expenses are as follows (in thousands):

	December 31,
	2024	2023
Insurance	$1,407	$1,873
Software	740	2,899
Property operations	405	720
Operating supplies	564	643
Total	$3,116	$6,135
Prepaid Member Travel
Prepaid member travel is $13.7 million and $20.5 million at December 31, 2024 and 2023, respectively, which generally represents deposits for future member travel.
(6) Property and Equipment, Net
Property and equipment, net are as follows (in thousands, other than years):

	Useful Life (years)	December 31,
		2024	2023
Residence leasehold improvements	3	$19,665	$21,372
Internal-use software	3	17,975	16,510
Corporate office leasehold improvements	3	3,901	5,323
Furniture, fixtures and equipment	5	1,292	1,214
Computer equipment	3	1,136	1,114
Residence vehicles	5	582	689
Total cost		44,551	46,222
Accumulated depreciation and amortization		(30,472)	(26,718)
Property and equipment, net		$14,079	$19,504
Components of depreciation and amortization were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Internal-use software	$4,805	$3,834	$2,118
Furniture, fixtures and equipment	4,648	5,315	2,292
Residence leasehold improvements	1,045	381	31
Corporate office leasehold improvements	482	529	545
Computer equipment	160	232	342
Residence vehicles	137	262	108
Total depreciation and amortization	$11,277	$10,553	$5,436
Depreciation and amortization was recognized within the Consolidated Statements of Operations and Comprehensive Loss under the following line items (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$5,793	$6,090	$2,245
General and administrative	1,448	690	—
Depreciation and amortization	4,036	3,773	3,191
Total depreciation and amortization	$11,277	$10,553	$5,436

(7) Accounts Payable and Accrued Liabilities
The following table presents the components of accounts payable and accrued liabilities (in thousands):

	December 31,
	2024	2023
Trade creditors	$11,386	$11,644
Occupancy taxes payable	7,520	6,823
Compensation accruals	3,679	3,786
Income and other taxes payable	436	495
Accounts payable and accrued liabilities	$23,021	$22,748
(8) Debt
Convertible Note
On August 7, 2023, the Company entered into an investment agreement with Oakstone Ventures, Inc. ("Oakstone"), an affiliate of Capital One Services, LLC ("Capital One"), relating to the sale and issuance to Oakstone of an 8% Senior Secured Convertible Note due 2028 in a principal amount of $25.0 million (the “Note”). On September 29, 2023, the Company issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.
The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of December 31, 2024 and 2023, the outstanding amount of the Note was $27.6 million and $25.5 million, respectively.
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
The Note is convertible at the option of the holder into shares of Class A Common Stock. However, to the extent that the conversion of the Note would result in any holder subject to certain regulations under the Bank Holding Company Act of 1956 (the “BHC Act”) owning or controlling greater than 4.99% of the voting power of any “class” of “voting securities” of the Company for purposes of the BHC Act (the “Voting Threshold”), then the Note would first convert into Class A Common Stock up to the Voting Threshold, and the excess would convert into shares of the Company’s Class B Common Stock, which are generally identical to the Class A Common Stock except that the Class B Common Stock is not entitled to vote on any matters submitted to the Company’s stockholders other than certain enumerated actions or as otherwise required by law. To the extent that the conversion of the Note would result in any holder subject to certain regulations under the BHC Act owning or controlling greater than 24.99% of the sum of the number of issued and outstanding shares of Class A Common Stock and Class B Common Stock (the “Ownership Threshold”), then the Note would convert into the maximum number of Class A Common Stock and Class B Common Stock allowable by the Voting Threshold and the Ownership Threshold, and the excess would remain outstanding and become convertible only when conversion would not cause the holder to exceed the Voting Threshold and Ownership Threshold. The Note is convertible in whole or in part at the option of Oakstone at any time subject to restrictions as dictated by the BHC Act.
On or after the three-year anniversary of the Closing, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note and the associated commercial agreement, as defined below, also include a minimum liquidity threshold of $10 million. On March 21, 2025, the Company entered into a twelve month Forbearance and Amendment Agreement with Oakstone Ventures, Inc. (an affiliate of Capital One), the holder of the Company's 8% Senior Secured Convertible Note due . Pursuant to the

agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related commercial agreements) during the forbearance period. The agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.
Upon a change of control of the Company, the termination of the commercial agreement between Inspirato LLC and an affiliate of the Oakstone executed pursuant to the investment agreement (“Commercial Agreement”) by the Company or the termination of the Commercial Agreement by Capital One due to the Company’s material breach, Oakstone may require the Company to repurchase all or any part of its Note at a cash price equal to the greater of (i) 1.5 times the then-outstanding principal amount and accrued and unpaid interest thereon or (ii) the then-fair market value of the shares issuable upon conversion of the portion of the Note to be repurchased. Upon an Event of Default, Oakstone may declare the principal of, and all accrued and unpaid interest under, to be due and payable on the Note immediately.
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
The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses within the Consolidated Statements of Operations and Comprehensive Loss. Fair value gains of $3.6 million and $1.6 million, respectively, for the years ended December 31, 2024 and 2023 were recorded in (gain) loss on fair value instruments within the Consolidated Statements of Operations and Comprehensive Loss. Debt issuance costs of $1.9 million were immediately recorded in interest, net on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2023.
Loan Facility
In October 2020, the Company obtained a revolving line of credit that was scheduled to mature in October 2023 and was terminated in March 2023. The facility had a limit of $14 million. There was no interest expense related to the facility for the years ended December 31, 2024 and 2023. The interest rate was 8.50% as of December 31, 2022 and interest expense related to the facility for the year ended December 31, 2022 totaled $0.3 million.
Interest, Net
The Company incurred net interest expense of $1.6 million, $1.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which has been recognized to interest, net within the Consolidated Statements of Operations and Comprehensive Loss. The Company incurred interest expense on the Note and Loan Facility of $2.1 million, $2.4 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. The interest expense was partially offset by interest income from the Company’s banking relationship of $0.5 million, $1.3 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(9) Leases
The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of December 31, 2024, active leases have remaining initial terms ranging from less than 1 to 19 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Consolidated Statements of Operations and Comprehensive Loss.

The following table details the composition of operating lease expense (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$73,885	$85,305	$82,901
Variable lease expense	$1,044	$908	$1,555
The maturities of the Company’s operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Years ending	December 31,
2025	$66,862
2026	48,042
2027	34,975
2028	25,876
2029	16,789
Thereafter	41,457
Total minimum lease payments	234,001
Less: interest expense	50,274
Present value of lease obligations	183,727
Less: current lease obligations	53,488
Long-term lease obligations	$130,239
As of December 31, 2024, the Company was party to 6 leases that had not yet commenced. Future payments under these leases were $9.7 million at December 31, 2024.
The following table presents additional information about the Company’s operating lease obligations:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.1	5.6
Weighted-average discount rate	9.14%	8.23%
Impairment of Right-of-Use Assets
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.
During the year ended December 31, 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that none of the right-of-use assets for leases had net carrying values that exceeded their estimated undiscounted future cash flows and therefore no impairment was recorded for the year ended December 31, 2024.
During the year ended December 31, 2023, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for 63 leases had net carrying values that exceeded their estimated undiscounted future cash flows. These leases were primarily related to one group of underperforming properties in a single geographic location. The Company then estimated the fair value of the asset groups based on their cash flows discounted at a rate commensurate with the risk involved and based on assumptions representative of market participants. The carrying values of the asset groups exceeded their fair values and, as a result, the Company recorded right-of-use asset impairments of $40.5 million and property and equipment impairments of $0.3 million for the year ended December 31, 2023 in (gain) on lease termination and loss on asset impairments within the Consolidated Statements of Operations and Comprehensive Loss.
Gain on Lease Termination
The Company entered into a Lease Termination and Surrender Agreement on August 12, 2024, subsequently amended on August 30, 2024, effective August 31, 2024, (the “Termination Agreement”) to terminate certain previously impaired, underperforming leases under which the Company did not previously have termination rights. The Termination Agreement resulted in a decrease to the Company’s right-of-use assets of $4.6 million and corresponding decrease to operating lease liabilities of approximately $41.7 million, resulting in a gain on lease termination of $37.1 million, which was recorded to (gain) on lease termination and loss on asset impairments within the Consolidated Statements of Operations and Comprehensive Loss. Additionally, as part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. The $6.6 million termination fee was recognized against (gain) on lease termination and loss on asset impairments within the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 and the remaining unpaid termination fee of $2.6 million as of December 31, 2024 is recorded within accounts payable and accrued liabilities within the Consolidated Balance Sheet. As part of the Termination Agreement, One Planet Group agreed to act as guarantor of the $6.6 million termination fee and as compensation for that guarantee the Company agreed to pay One Planet Group $0.6 million ratably over six months beginning January 2025. On December 11, 2024, the Board of Directors approved an amendment to the payment terms for One Planet Group's guarantee pursuant to which the Company issued to One Planet Group 177,515 shares of Class A Common Stock at market price in lieu of the cash payments. The issuance of the shares satisfied the Company’s obligations with respect to the payments owed in exchange for One Planet Group's guarantee and the settlement was reflected within the Consolidated Statement of Equity (Deficit) during the year ended December 31, 2024.
(10) Income Taxes
Prior to the Business Combination, Inspirato LLC was treated as a partnership for U.S. federal income tax purposes and, as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unit holders. Therefore, no provision or liability for federal income tax has been included in the Consolidated Financial Statements prior to the closing of the Business Combination.
Domestic and foreign loss and comprehensive loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(10,103)	$(94,843)	$(53,885)
Foreign	1,894	1,705	3,603
Loss and comprehensive loss before income taxes	$(8,209)	$(93,138)	$(50,282)

Income tax expense attributable to operations is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$-	$-	$-
State	10	29	-
Foreign	585	692	799
Total current tax expense	$595	$721	$799
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred tax expense	-	-	-
Income tax expense	$595	$721	$799
The Company’s income tax rate differs from the amounts computed by applying the U.S. federal income tax rate of 21% to loss and comprehensive loss before income taxes as a result of the following:

	Year Ended December 31,
	2024	2023	2022
U.S. federal tax (expense) benefit at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.1%	3.1%	0.8%
Foreign rate differential	(1.7%)	(0.5%)	(1.6%)
Net impact of noncontrolling interest and non-partnership operations on partnership outside basis	(10.1%)	(2.2%)	(11.2%)
Uncertain tax positions	(5.4%)	0.0%	0.0%
Impact of Mandatory Exchange on outside basis difference	9.3%	0.0%	0.0%
Share based compensation	(5.7%)	0.0%	0.0%
Other	(0.3%)	(0.1%)	0.0%
Change in valuation allowance	(17.4%)	(22.1%)	(10.6%)
Effective income tax rate	(7.2%)	(0.8%)	(1.6%)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$34,497	$29,007
Investment in Inspirato LLC	—	25,531
Property and equipment, net	1,259	1,109
Operating lease liability	44,458	—
Goodwill	41,615	—
Deferred revenue	4,324	—
Equity-based compensation	1,085	—
Intangibles	1,127	6
Other	918	—
Gross deferred tax assets	129,283	55,653
Valuation allowance	(85,529)	(55,653)
Total deferred tax assets	$43,754	$—

Deferred tax liabilities:
Operating right-of-use assets	$(42,401)	$—
Convertible note fair value adjustments	(1,353)	—
Total deferred tax liabilities	$(43,754)	$—

Net deferred tax assets	$—	$—

Prior to the Mandatory Exchange, Inspirato, LLC was treated as a partnership for income tax purposes where the income tax impacts of the partnership are attributable to owners through their investment in Inspirato, LLC. The resulting impact of the Mandatory Exchange is that the prior presentation of the deferred tax assets and liabilities being included within the Investment of Inspirato LLC line are now presented individually within the footnote as the deferred tax assets and liabilities are disaggregated from the basis of the partnership Investment in Inspirato, LLC. Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. During the year ended December 31, 2024, the Company has adjusted its presentation of its December 31, 2023 net operating loss carryforwards and its investment in Inspirato LLC where the Company's previously reported balances of $34.3 million and $20.2 million, respectively, were reclassified by $5.3 million. The Company’s management believes that, based on a number of factors, it is more likely than not that all or some portion of the deferred tax assets will not be realized; accordingly, for the years ended December 31, 2024 and 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $29.9 million.
As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $141.8 million, which will begin to expire in 2035 with $77.0 million of the federal net operating loss carryforward lasting indefinitely. As of December 31, 2024, the Company had net operating loss carryforwards for state income tax purposes of approximately $98.4 million, which will begin to expire at various dates beginning in 2031.
In certain circumstances, due to ownership changes, the Company’s net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code ("IRC"). The Company is currently undergoing a study to assess whether an ownership change has occurred, as defined by IRC Section 382, or whether there have been ownership changes since the Company's formation. The Company estimates that if such a change did occur, the federal and state net operating loss carryforwards that can be utilized in the future could be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership change limitations.
Tax Receivable Agreement
On February 11, 2022, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company was generally required to pay Continuing Inspirato Members, 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realized directly or indirectly (or were deemed to realize in certain circumstances), as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato Incorporated's Class A Common Stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest).
On August 9, 2024, the TRA was terminated by the Company and the other signatory parties. As consideration for the termination, the Company paid a full and final settlement amount of $0.3 million, which is presented within restructuring charges within the Consolidated Statements of Operations and Comprehensive Loss.

Unrecognized Tax Benefits
Inspirato Incorporated was formed in July of 2020 and did not engage in significant operations prior to the Business Combination and associated organizational transactions. Inspirato LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. As of December 31, 2024, and 2023, the total amount of gross unrecognized tax benefits was $0.8 million and $0.5 million, respectively. The Company has recognized $0.5 million of accrued interest and penalties as of both December 31, 2024, and 2023. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, $1.0 million of the total unrecognized tax benefits inclusive of accrued interest and penalties, if recognized, would have an impact on the Company's effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.
The following table summarizes the activities related to the Company’s gross unrecognized tax benefits during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Balance at January 1,	$487	$-	$-
Increase in balance related to tax positions taken during current year	286	487	-
Balance at December 31,	$773	$487	$-
Uncertain Tax Positions
Based on the Company's analysis of tax positions taken on income tax returns filed, no uncertain tax positions existed as of December 31, 2024. Inspirato Incorporated filed its first tax returns for the tax year 2020, the first year it became subject to examination by taxing authorities for U.S. federal and state income tax purposes. Inspirato LLC is treated as a partnership for U.S. federal and state income tax purposes and its tax returns are subject to examination by taxing authorities. Inspirato LLC has filed income tax returns for years up to 2023. The Company operates in multiple tax jurisdictions, and in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. All tax years generally remain open to examination by the taxing jurisdictions to which the Company is subject.

(11) Equity of Inspirato Incorporated
Equity
Class A Common Stock
The Company is authorized to issue 50,000,000 shares of Class A Common Stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there were 11,763,476 and 3,537,492 shares, respectively, of Class A Common Stock outstanding. The holders of the Company's Class A Common Stock are eligible to vote and entitled to receive dividends when, as and if declared by the Company's Board out of legally available funds.
Class B Common Stock
The Company is authorized to issue 5,000,000 shares of Class B Common Stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of Class B Common Stock outstanding. The holders of the Company's Class B Common Stock are not entitled to vote on any matters submitted to the Company’s stockholders other than certain enumerated actions or as otherwise required by law. The holders of the Company's Class B Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of legally available funds. Class B Common Stock was created in conjunction with the Note.
Class V Common Stock
The Company is authorized to issue 25,000,000 shares of Class V Common Stock, par value $0.0001 per share. Shares were issued to Continuing Inspirato Members that continued to hold their investment in units of Inspirato LLC in connection with the Business Combination. The holders of the Company's Class V Common Stock were entitled to vote and were not entitled to receive dividends. The holders of the Class V Common Stock held an equal number of New Common Units in Inspirato LLC. From time to time, the Class V Common Stock and New Common Units held by the Continuing Inspirato Members could be exchanged for one share Class A Common Stock of the Company or cash (based on the market price for a share of the Company’s Class A Common Stock) as determined by the Company. As of December 31, 2023, there were 2,906,959 shares of Class V Common Stock outstanding. On September 30, 2024, all remaining shares of Class V Common Stock were cancelled in connection with the Mandatory Exchange of New Common Units for shares of Class A Common Stock and as of December 31, 2024 there were no of Class V Common Stock outstanding.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of Preferred Stock outstanding.
Inspirato LLC Equity
For periods prior to the Business Combination, Inspirato LLC had equity‑based compensation described in Note 13 – Equity-Based Compensation. Holders of the Inspirato LLC equity received Class A Common Stock or Class V Common Stock and New Common Units, pursuant to the terms of the Business Combination.
Warrants
Investment Warrants
As discussed in Note 1 – Nature of Business and pursuant to the Investment Agreement, along with each purchase of shares of Class A Common Stock, including optional additional shares, the Purchaser obtained an equivalent number of Investment Warrants, each of which can be exercised for additional shares of Class A Common Stock at $3.43 per share and are exercisable for 5 years after issuance. The Investment Warrants are also exercisable at the election of the Purchaser in a cashless exercise. In the event of a cashless exercise, in lieu of paying the exercise price in cash, the Purchaser will surrender the number of shares necessary to settle the cash payment due from exercising of the Investment Warrants.

The Company valued each issuance of the Investment Warrants using the Black-Scholes valuation model to which the Company’s stock price, volatility and dividend rate as well as the risk-free rate, exercise price and time to maturity were considered in the model to estimate the value of the Investment Warrants upon issuance. As of December 31, 2024, the Investment Warrants were classified as equity-based instruments and, therefore, the initial calculated valuation of the Investment Warrants was proportionally allocated with the aggregate cash purchase price received pursuant to the Investment Agreement. The calculated relative fair value of the Investment Warrants was $7.4 million which has been reflected within the Consolidated Statements of Equity (Deficit).

Public Warrants
The Company is party to issued and outstanding Public Warrants to purchase shares of Class A Common Stock at a price of $230 per share subject to adjustment for stock splits and/or extraordinary dividends. As of both December 31, 2024 and 2023, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock.
Saks Warrants
In March of 2023, the Company and Saks.com LLC (“Saks”) entered into a Commercial Referral and Marketing Agreement (the "Saks Commercial Agreement") and an agreement pursuant to which Saks could acquire up to 900,000 of the Company’s Class A Common Stock (the “Saks Warrant Shares”) which have been recorded within other noncurrent liabilities within the Consolidated Balance Sheets. On July 31, 2024, the Company and Saks mutually terminated the Saks Commercial Agreement and the Company paid Saks less than $0.1 million for the value of the Saks Warrant Shares that Saks chose not to exercise, such that the Saks Warrant Shares were no longer outstanding as of December 31, 2024.
(12) Earnings (Loss) Attributable to Inspirato Incorporated per Class A Share
Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends. As no shares of Class B Common Stock were issued as of December 31, 2024, the computation of basic and diluted earnings (loss) per share includes only Class A Common Stock.
Shares of Class V Common Stock were outstanding as of December 31, 2022 and 2023 but not as of December 31, 2024. On September 30, 2024, all then-outstanding shares of Class V Common Stock were converted into shares of Class A Common Stock. Prior to the conversion, Class V Common Stock did not have economic rights in Inspirato Incorporated, including rights to dividends or distributions upon liquidation, and, as a result, Class V Common Stock was not considered a security for EPS calculation purposes. Class V Common Stock did contain a conversion feature entitling stockholders to convert Class V Common Stock to Class A Common Stock. However, the conversion feature did not have an impact on EPS as its assumed conversion under the if-converted method would have had an equal proportionate impact on the numerator and denominator, resulting in no change to diluted EPS.
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

The following table presents the Company’s basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net loss and comprehensive loss attributable to Inspirato Incorporated (in thousands)	$(5,394)	$(51,755)	$(24,057)
Weighted average Class A Shares outstanding, Basic and Diluted (in thousands)	5,925	3,380	2,616
Net loss attributable to Inspirato Incorporated per Class A Share, Basic and diluted (in dollars per share)	$(0.91)	$(15.31)	$(9.20)
Due to the net loss attributable to Inspirato Incorporated for the years ended December 31, 2024, 2023 and 2022, diluted weighted-average Class A shares outstanding are equal to basic weighted-average shares outstanding as the effect of any incremental equity awards is anti-dilutive.
The following securities are excluded from the computation of diluted shares for the years ended December 31, 2024, 2023 and 2022 due to their anti-dilutive effects (in thousands):

	Year Ended December 31,
	2024	2023	2022
Investment Warrants	920	—	—
Note	920	850	—
Restricted stock units	769	831	194
Public Warrants	431	431	415
Performance-based units	276	—	—
Stock options	156	232	344
Profit interests	—	464	53
Anti-dilutive securities	3,472	2,808	1,006
For the Note, the anti-dilutive impact is calculated by dividing the carrying value of the Note as of each balance sheet date by the conversion price.
(13) Equity-Based Compensation
The following table details where equity‑based compensation is recognized on the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$82	$65	$39
General and administrative	11,489	9,569	6,226
Sales and marketing	925	1,499	828
Operations	994	1,734	1,105
Technology and development	558	785	604
Restructuring charges (Note 20)	4,395	—	—
Total equity-based compensation	$18,443	$13,652	$8,802
The Company also recognized income tax benefits from stock compensation of $2.3 million, $1.7 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Equity-Based Compensation Plans
2021 Plan
In connection with the Business Combination, the Company’s Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon the consummation of the Business Combination. Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance-based awards to employees, directors and consultants. Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan is (i) 795,000 shares of Class A Common Stock plus (ii) any shares subject to stock options or other awards that were assumed in the Business Combination and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2021 Plan pursuant to clause (ii) equal to 373,000 shares of Class A Common Stock. The 2021 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2021 Plan on the first day of each fiscal year beginning with the 2023 fiscal year, equal to the least of: (x) 995,000 shares of Class A Common Stock, (y) 5% of the total number of shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year and (z) such lesser amount determined by the 2021 Plan’s administrator. The 2021 Plan provides that the evergreen provision will operate only until the 10th anniversary of the earlier of the board or stockholder approval of the 2021 Plan. The RSUs vest subject to each employee’s continued employment with the Company. The vesting start date for RSUs issued to existing employees as part of the first grant is January 1, 2022. Once granted, the RSUs vest ratably over a period of one to four years. RSUs typically have a cliff vesting on the first anniversary and continue to vest quarterly thereafter.
Inducement Plan
On August 13, 2024, the 2024 Inducement Award Plan (the “Inducement Plan”) became effective. Pursuant to the Inducement Plan, the Company may grant up to 2,000,000 shares in the form of options, stock appreciation rights, restricted stock, RSUs and performance-based awards to new employees, directors and consultants, plus any additional shares that become may become available for issuance under the Inducement Plan upon forfeitures.
Unit Option Plan
Prior to the Business Combination, the Board of Managers of Inspirato LLC maintained an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units, by Inspirato LLC’s employees, directors and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in connection with the Business Combination.
Options under the Unit Option Plan were granted at a price per unit equal to the fair value of the underlying common units at the date of grant. Options under the Unit Option Plan generally had a 10-year contractual term and vested over a three-year to five-year period starting from the date specified in each applicable option agreement. Each Inspirato LLC option from the Unit Option Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of Class A Common Stock based on the Exchange Ratio (the “Exchanged Options”). Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option has continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Inspirato LLC option immediately prior to the consummation of the Business Combination.

Equity Awards Detail
RSUs
The following table represents RSU activity for the years ended December 31, 2024 and 2023:

	Number of units	Weighted average
	(in thousands)	grant date fair value
Outstanding at December 31, 2022	275	$124.60
Granted	797	27.11
Vested	(174)	96.58
Forfeited	(171)	46.64
Outstanding at December 31, 2023	727	41.42
Granted	1,210	3.68
Vested	(865)	29.67
Forfeited	(113)	20.78
Outstanding at December 31, 2024	959	$6.83
At December 31, 2024, there was $3.4 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.7 years. Additionally, during the year ended December 31, 2024, the Company accelerated vesting of RSUs which resulted in $10.4 million of incremental compensation cost, of which $4.4 million was recognized to restructuring charges and $6.0 million was recognized to general and administrative within the Consolidated Statements of Operations and Comprehensive Loss.
PBUs
During the year ended December 31, 2024, the Company granted 500,000 performance-based units (“PBUs”) of Class A Common Stock (the "Share Price PBUs") which will vest in full on the trading day after the Company’s Class A Common Stock achieves the market condition of a closing price of $15.00 per share or more over a period of at least 30 consecutive trading days from August 14, 2024 through August 13, 2025 (the “Performance Period”). If the performance stock price goal is not met during the Performance Period, the Share Price PBUs will be forfeited on August 14, 2025. The Share Price PBUs were valued using a Monte Carlo simulation pursuant to which estimated simulations of the Company’s stock price were used to determine the possible future values of the Share Price PBUs and the average payoffs of each simulation were averaged to calculate the fair value of each PBU. Significant inputs into the Monte Carlo simulation were the Company’s stock price, risk-free rate, volatility and dividend payout. During the year ended December 31, 2024, $0.2 million of stock compensation expense was recognized to general and administrative within the Consolidated Statements of Operations and Comprehensive Loss related to the Share Price PBUs and there is $0.3 million of unrecognized stock compensation expense as of December 31, 2024.
Additionally, during the year ended December 31, 2024 the Company granted an additional $1.3 million in PBUs which vest based on specified financial targets (the "Target PBUs") from the Company's year ended December 31, 2025 annual financial statements. The number of units to be granted is dependent on the 5 day average closing price of the Company's stock following the fourth quarter 2025 earnings call if the specified targets are met during the year. As of December 31, 2024, the Company does not consider the targets set on the Target PBUs to be probable and, therefore, has not recognized any expense during the year ended December 31, 2024.

Options
The following table represents nonqualified stock option activity for the years ended December 31, 2024 and 2023:

	Number of options	Weighted average
	(in thousands)	exercise price
Outstanding at December 31, 2022	273	$15.60
Exercised	(36)	15.60
Forfeited	(33)	15.60
Outstanding at December 31, 2023	204	15.60
Forfeited	(81)	15.60
Outstanding at December 31, 2024	123	$15.60
Exercisable at December 31, 2024	123	$15.60
There were no options granted during the years ended December 31, 2024 or 2023. As of both December 31, 2024 and 2023, all of the remaining option expense had been recognized and the aggregate intrinsic value of outstanding options was $0.0 million. Additionally, as of December 31, 2024, exercisable options and outstanding options both have a remaining weighted-average contractual term of four years.
(14) Noncontrolling Interest
The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated. As a result of the Mandatory Exchange on September 30, 2024, there is no remaining noncontrolling interest as of December 31, 2024 as Inspirato Incorporated fully owns Inspirato LLC.
As of December 31, 2023, 45.1% of the consolidated net loss of Inspirato LLC has been allocated to the noncontrolling interests of Inspirato LLC. The following table summarizes the changes in share ownership of Inspirato LLC (in thousands):

	Class A Common Shares	Class V Common Shares	Continuing Inspirato LLC Members subject to vesting into Class V Common Shares	Total
Balance at December 31, 2022	3,136	2,983	85	6,204
Conversion of Class V to Class A	161	(161)	—	—
Vesting of profits interests	—	85	(85)	—
Issuance of Common Stock from net option exercises and vesting of restricted stock units	240	—	—	240
Balance at December 31, 2023	3,537	2,907	—	6,444
Conversion of Class V to Class A	2,907	(2,907)	—	—
Issuance of Class A shares pursuant to the Investment Agreement and the Secondary Investment Agreements	4,402	—	—	4,402
Issuance of Common Stock from employee stock purchases and vesting of restricted stock units	739	—	—	739
Settlement of Related Party payable with Class A Shares	178	—	—	178
Balance at December 31, 2024	11,763	—	—	11,763

(15) Commitments and Contingencies
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
The Company is currently involved in a legal dispute with a former Chief Executive Officer, who currently owns more than 5% of the Company's Class A Common Stock, and a former Chairman of the Board of Directors of the Company. The parties filed suit in November of 2024 in Colorado State Court. They have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which the Plaintiffs are seeking unspecified damages. The Company disputes the claims and does not expect this litigation to have a material impact on its financial position or results of operations.

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado (the "Court") captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. The Company responded to these objections and on September 23, 2024, the Court granted the Company’s motion to dismiss the lawsuit without prejudice. On October 23, 2024, plaintiff filed an amended motion for the Court’s review and on November 6, 2024, the plaintiff filed a second amended complaint. The Company then filed a motion to dismiss the second amended complaint on December 11, 2024. The motion is still in the briefing stage but once complete, the Court will rule on the motion.
Financial Guarantees
The Company is a party to financial guarantee requirements with third parties for real estate and payment processor agreements. The guarantees are satisfied through $30.0 million in surety bonds and $13.2 million in restricted cash. The surety bond agreements remain in effect and their term is continuous. The surety has the right to terminate the bonds upon 180 days’ notice. The Company has the right to terminate the bonds upon termination and satisfaction of the agreement that the bonds secure. As of December 31, 2024 and 2023, $13.2 million and $5.7 million, respectively, was reserved and is included in restricted cash within the Consolidated Balance Sheets.
(16) Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures, disclosures relating to how fair value is determined for assets and liabilities are required and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
•Level 1 – Quoted prices in active markets for identical assets and liabilities.
•Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques to assess the fair value of its financial assets and liabilities.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 based on the three-tier fair value hierarchy (in thousands):

		December 31, 2024
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$21,845	$—	$—	$21,845
Restricted cash	Restricted cash	13,160	—	—	13,160
Total		$35,005	$—	$—	$35,005
Liabilities
Convertible Note	Convertible note	$—	$—	$22,336	$22,336

		December 31, 2023
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$36,566	$—	$—	$36,566
Restricted cash	Restricted cash	5,700	—	—	5,700
Total		$42,266	$—	$—	$42,266
Liabilities
Convertible Note	Convertible note	$—	$—	$23,854	$23,854
Public Warrants	Other noncurrent liabilities	48	—	—	48
Total		$48	$—	$23,854	$23,902
During the year ended December 31, 2024, the Company’s Public Warrants were reclassified from liability based awards to equity-based awards and, thus, were not necessary to required to be disclosed at fair value and were removed from fair value measurements. The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2024 and 2023.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents and restricted cash are comprised of credit card receivables and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash with certain credit card processors as a financial guarantee. Cash and cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of December 31, 2024 and 2023, the Company had $21.8 million and $36.6 million, respectively, of cash and cash equivalents. As of December 31, 2024 and 2023, the Company had $13.2 million and $5.7 million, respectively, of restricted cash.
Public Warrants
The Company is party to issued and outstanding Public Warrants, which have been recorded within other noncurrent liabilities within the Consolidated Balance Sheets. During the year ended December 31, 2024 the Public Warrants were reclassified as equity-based awards and, thus, were not reassessed at fair value as of December 31, 2024. During the year ended December 31, 2023, the Company accounted for the Public Warrants as liability-based instruments at fair value as the Public Warrants did not meet the criteria for classification within equity. As the Public Warrants utilized an observable price in an active market to assess their fair value the warrants were categorized as Level 1 instruments and were subject to remeasurement at each balance sheet date. During the years ended December 31, 2024 and 2023, the Company recognized less than $0.1 million and $0.8 million, respectively, in fair market value adjustments which are recognized to (gain) loss on fair value instruments within the Consolidated Statements of Operations and Comprehensive Loss.

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
(17) Employee Benefit Plans
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. As of December 31, 2024 and 2023, the Company had approximately 103,000 and 141,000, respectively, of Class A Common Stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by Inspirato for at least six months are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the ESPP. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the year ended December 31, 2024, there were employee purchases of approximately 38,000 shares of Class A Common Stock through the ESPP.
401(k) Employee Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) that covers substantially all employees. Employees are eligible to begin participating in the Plan at the beginning of the first month following their employment with the Company. Employees participating in the Plan may contribute up to 90 percent of their compensation up to Internal Revenue Service annual limitations. The Plan provides for the Company to make a discretionary matching contribution. During the years ended December 31, 2023 and 2022, the Company matched 50 percent of an employee’s contribution up to 6 percent of eligible pay with immediate 100 percent vesting. This match has a $1,500 per employee cap each year. During the year ended December 31, 2024, the Company made no matching contributions. During the years ended December 31, 2023 and 2022, the Company matched $1.1 million and $1.3 million, respectively.
(18) Geographic Information
Physical long-lived assets consist of property and equipment, net and right-of-use assets. All software and intangible assets as of December 31, 2024 and 2023 were attributable to the United States. The following summary provides information concerning the Company’s principal geographic areas related to its physical long-lived assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Property and equipment, net	$14,079	$19,504
Right-of-use assets	175,228	209,702
Total	$189,307	$229,206
United States	$130,789	$171,332
Outside the United States	$58,518	$57,874

Revenue earned from Subscription and travel services are charged on a bundled basis, without regard to where services are delivered, and periodically include a portion of services provided outside of the US. The following summary provides information concerning the Company’s revenue by principal geographic area, determined based on the location of cash receipts (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$266,758	$315,643	$331,426
Outside the United States	13,097	13,457	14,104
Total	$279,855	$329,100	$345,530
(19) Related Party Transactions
One Planet Group
In August of 2024, the Company entered into the Termination Agreement of certain previously impaired, underperforming leases. Under the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As security for the Company’s obligation to pay the termination fee, One Planet Group agreed to guarantee such payment upon the occurrence of any of the following events: (i) the Company’s default in payment or performance of obligations, (ii) the Company’s voluntary petition in bankruptcy or insolvency or (iii) any proceeding filed or brought against the Company. In exchange for One Planet Group’s guarantee of the termination fee payment, the Company agreed to pay One Planet Group $0.6 million ratably over six months beginning January 2025. On December 11, 2024, the Board of Directors approved an amendment to the payment terms for One Planet Group's guarantee pursuant to which the Company issued to One Planet Group 177,515 shares of Class A Common Stock in lieu of the cash payments. The issuance of the shares satisfied the Company’s obligations with respect to the payments owed in exchange for One Planet Group's guarantee and the settlement was reflected within the Consolidated Statements of Equity (Deficit) during the year ended December 31, 2024.
Subsequent to the Investment Agreement with One Planet Group, the Company entered into various arrangements for expense reimbursements between One Planet Group and the Company relating to executive travel reimbursement and management consulting fees and may enter into other arrangements in the future. Total expenses were $0.2 million during the year ended December 31, 2024.
Exclusive Resorts
The Company has several agreements with Exclusive Resorts where several of the Company’s significant shareholders and former board members also hold a significant investment as of December 31, 2024 and 2023. The companies have entered into several different license or property usage agreements whereas each company may use and operate certain homes from within other company’s portfolio for their own members’ travel. From these arrangements, the Company recognized $0.6 million, $0.1 million and $0.0 million of related party revenue, which was included within travel revenue within the Consolidated Statements of Operations and Comprehensive Loss, and $0.0 million, $0.6 million and $2.6 million of related party expenses, which was included within cost of sales within the Consolidated Statements of Operations and Comprehensive Loss, during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the total value due from Exclusive Resorts is $0.9 million and $0.8 million, respectively, and is recorded to accounts receivable, net – related parties on the Consolidated Balance Sheets. On January 15, 2025, the common owner between the Company and Exclusive Resorts sold their ownership in the Company. On February 11, 2025, the Company and Exclusive Resorts agreed to terminate all license and property usage agreements with an effective end date of February 28, 2025.
Further, the Company has entered into lease agreements with a former Chief Executive Officer, who currently owns more than 5% of the Company's Class A Common Stock, and a former board member whereby the Company leases property from them and paid them a fee in advance of the leased property becoming available for occupancy. Total payments made under these lease agreements were $0.1 million and less than $0.1 million during the years ended December 31, 2024 and 2023, respectively.

(20) Restructuring Charges

During the year ended December 31, 2024, the Company developed a plan for a restructuring of certain aspects of its operations and organization (the “Reorganization Plan”). The Reorganization Plan included the entry into the Termination Agreement, the termination and settlement of the TRA, a reduction in force, an issuance of securities to One Planet Group, the appointment of a new Chief Executive Officer ("CEO") and new members of the Company’s Board of Directors, and other cost savings initiatives along with a review of expenses and business processes.

The following table presents the components of restructuring charges during the year ended December 31, 2024 (in thousands):

Cash Restructuring Charges:
Severance and other employee-related benefits	$1,773
Termination of the TRA	250
Total Cash Restructuring Charges	2,023
Non-Cash Restructuring Charges:
Acceleration of equity-based compensation	4,395
Total Restructuring Charges	$6,418

Through December 31, 2024, the Company paid $1.6 million of the cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $0.4 million as of December 31, 2024 and are included in accounts payable and accrued liabilities within the Consolidated Balance Sheets.

Additionally, in connection with the Reorganization Plan, the Company also entered into the Termination Agreement to terminate certain previously impaired, underperforming leases. The termination of those leases resulted in a gain on lease termination of $37.1 million. The Company’s gain on lease termination was recorded to (gain) on lease termination and loss on asset impairments on the Consolidated Statements of Operations and Comprehensive Loss. Through December 31, 2024, the Company has paid $4.0 million and settled with equity $0.6 million of the $7.2 million of costs incurred in relation to the Termination Agreement. See Note 9 – Leases for additional information.

(21) Segment Reporting

Inspirato consists of one reporting segment related to its member travel. The member travel segment provides memberships primarily to individuals in North America and provides a wide array of luxury vacation homes, hotels, and destinations that can be booked ad-hoc. The Company derives revenue primarily in North America and manages its business on a consolidated basis. Management evaluated the basis upon which the chief operating decision maker (the "CODM"), which is the CEO, viewed and reacted to information in relation to the overall organizational and offering structure to determine the number of reportable segments of the Company. The member travel segment derives revenue from members by charging initiation fees and yearly membership fees in addition to collecting fees for individual vacations. The CODM uses consolidated net income/loss to evaluate segment assets, which are the consolidated total assets as presented on the Consolidated Balance Sheets, to identify areas of opportunity to streamline processes and reduce operational spend in order to improve margin on a go forward basis. The Company does not have any member that comprises more than 10% of entity revenues. See below for a reconciliation of revenue and major segment expenses to net income:
The CODM is regularly provided information related to the Company's consolidated net income/loss which is used in assessing segment performance and deciding how to allocate resources. The CODM is also provided gross margin and operating expense information as additional measures of segment profit or loss.

The following table presents the components of revenue and cost of revenue (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Travel	$165,822	$190,271	$198,925
Subscription	101,171	137,606	145,651
Rewards and other revenue	12,862	1,223	954
Total revenue	279,855	329,100	345,530
Cost of revenue:
Lease costs	74,929	86,213	84,456
Booking fees	75,307	98,329	94,605
Fixed operating costs	16,370	20,253	20,248
Variable operating costs	14,360	19,951	18,335
Depreciation expense	5,793	4,340	2,868
Other cost of revenue	3,768	4,857	7,890
Total cost of revenue	190,528	233,942	228,401
(Gain) on lease termination and loss on asset impairments	(29,895)	40,844	925
Gross margin	119,222	54,314	116,204
General and administrative	59,216	72,117	65,807
Sales and marketing	30,373	32,884	39,368
Operations	22,204	28,125	42,372
Technology and development	7,397	11,330	14,219
Depreciation and amortization	4,036	3,773	3,191
Interest, net	1,615	1,133	188
(Gain) loss on fair value instruments	(3,583)	(2,368)	1,696
Restructuring charges	6,418	—	—
Other (income) expense, net	(245)	457	(355)
Loss and comprehensive loss before income taxes	(8,209)	(93,138)	(50,282)
Income tax expense	595	721	799
Net loss and comprehensive loss	$(8,804)	$(93,859)	$(51,081)

(22) Supplemental Financial Information
The following table presents the year-to-date supplemental and non-cash investing and financing activities:

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$—	$1,859	$288
Cash paid for income taxes	$279	$309	$81
Significant noncash transactions:
Conversion of Class V to Class A stock	$127,859	$—	$4,957
Operating lease right-of-use assets exchanged for lease obligations	$25,520	$66,145	$355,214
Fixed assets purchased but unpaid, included in accounts payable at period end	$778	$1,022	$989
Accounting principle adoption	$—	$204	$—
Conversion of preferred stock in connection with reverse recapitalization	$—	$—	$104,761
Warrants acquired at fair value	$—	$—	$9,874
Warrants exercised	$—	$—	$8,390
Conversion of deferred rent and prepaid rent to right-of-use assets	$—	$—	$6,831

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
Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Annual Report on Form 10-K the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of December 31, 2024, our disclosure controls and procedures were not effective to a reasonable assurance level.
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
Our internal control over financial reporting includes those policies and procedures that:
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,
(2)provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the Consolidated Financial Statements.
Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company's internal control over financial reporting is not effective due to the previously reported material weaknesses described below that continued to exist as of December 31, 2024.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the material weaknesses continued to exist as of December 31, 2024 primary relating to (1) the design and documentation of processes and controls over financial closing and reporting and (2) the design and effectiveness of Information Technology General Controls ("ITGC"), primarily in the areas of users’ access rights and change management controls related to systems, with the exception of the enterprise resource planning software, which support the Company’s financial reporting process.
These material weaknesses in internal control over financial reporting existed at Inspirato as of December 31, 2024, due to the following root causes:
•Headcount reduction and turnover which continues to impact the implementation of ITGCs;
•Accountability and consistent execution of internal control responsibilities; and
•Reliance on data from ineffective IT systems in the financial closing and reporting process.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
In response to the material weaknesses identified in “Management’s Reporting on Internal Control Over Financial Reporting,” we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Ongoing remediation activities include:
•Continue to design and implement ITGCs, focusing on user access controls, periodic access reviews, and change management;
•Enhance the design and implementation of process-level control activities, ensuring they are properly evidenced and operating effectively;
•Continue to enhance documentation and control execution, ensuring the completeness and accuracy of supporting data; and
•Continue to provide training to our control operators.
In 2023, we engaged a co-source provider who completed an initial assessment of the design of our control environment. These results were reported to the Audit Committee on a quarterly basis and drove management’s remediation efforts throughout 2023 and 2024. We have made progress towards the remediation of our material weaknesses, however, we need to ensure that our controls are operating effectively and properly evidenced.
During 2024, we had executive leadership changes in the Chief Executive Officer and Chief Financial Officer positions. Under the direction of the new officers, we are holding control owners accountable for effective control operation and have implemented and enhanced process-level control activities. On at least a quarterly basis, Internal Audit reports to the Audit Committee regarding the status of management’s material weakness remediation efforts, including the number of control deficiencies, progress made towards material weakness remediation and the implementation of additional process-level control activities throughout the Company. We continue to remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs, as described above.
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
Changes in Internal Control Over Financial Reporting
As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant’s Fees and Services
Information required by this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report are as follows:
(1)All Financial Statements: Refer to the “Index to Consolidated Financial Statements” included under Part II, Item 8 of this Form 10-K.
(2)Financial Statement Schedules: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this Form 10-K.
(3)Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

1.1†	Equity Distribution Agreement, dated September 24, 2024, by and between Inspirato Incorporated and Northland Securities, Inc.		8-K	001-39791	1.1	September 25, 2024
2.1	Business Combination Agreement and Plan of Reorganization, dated June 30, 2021, by and among Thayer, Merger Sub and Inspirato.		8-K	001-39791	2.1	June 30, 2021
2.1.1	Amendment to Business Combination Agreement, dated September 15, 2021, by and between Thayer and Inspirato.		8-K	001-39791	1.1	September 16, 2021
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated February 11, 2022.		10-Q	001-39791	3.1	November 9, 2023
3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated September 29, 2023.		8-K	001-39791	3.2	October 4, 2023
3.1.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated October 16, 2023.		8-K	001-39791	3.2	October 18, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.2	February 14, 2022
4.1	Description of Capital Stock	X
4.2	Form of Class A Common Certificate of the Company.		S-8	333-264331	4.1	April 15, 2022
4.3	Warrant to Purchase Shares of Class A Common Stock of Inspirato Incorporated, dated September 13, 2024, between Inspirato Incorporated and One Planet Group LLC.	X
4.3.1	Amendment to Warrant, dated December 18, 2024, between Inspirato Incorporated and One Planet Group LLC.	X

4.4	Form of 8% Senior Secured Convertible Notes due 2028 (included in Exhibit 10.1)		8-K	001-39791	10.1	August 8, 2023
10.1	Investment Agreement, dated August 7, 2023, between Inspirato Incorporated and Oakstone Ventures, Inc.		8-K	001-39791	10.1	August 8, 2023
10.2	Investment Agreement, dated August 12, 2024, between Inspirato Incorporated and One Planet Group LLC.		8-K	001-39791	10.1	August 15, 2024
10.2.1	Letter agreement amending Investment Agreement, dated August 12, 2024.		8-K	001-39791	10.2	September 3, 2024
10.3#	Inspirato Incorporated 2021 Equity Incentive Plan.		S-4	333-259570	10.17	September 16, 2021
10.3.1#	First Amendment to the Inspirato Incorporated 2021 Equity Incentive Plan, dated February 7, 2024.		8-K	001-39791	10.1	May 21, 2024
10.3.2#	Form of Restricted Stock Unit Award Agreement under the Inspirato Incorporated 2021 Equity Incentive Plan.		S-8	333-264331	99.2	April 15, 2022
10.3.3#	Form of Stock Option Agreement under the Inspirato Incorporated 2021 Equity Incentive Plan.		S-8	333-264331	99.3	April 15, 2022
10.4#	Inspirato Incorporated 2021 Employee Stock Purchase Plan.		S-4	333-259570	10.18	September 16, 2021
10.5#	Inspirato Incorporated Employee Incentive Compensation Plan.		S-4	333-259570	10.19	September 16, 2021
10.6#	Inspirato Incorporated 2024 Inducement Plan.		8-K	001-39791	10.1	August 16, 2024
10.7#	Outside Director Compensation Policy of the Company, effective as of February 16, 2022.		S-1	333-264598	10.14	April 29, 2022
10.8#	Executive Employment Agreement, dated August 13, 2024, between Inspirato LLC and Payam Zamani.		8-K	001-39791	10.3	August 15, 2024
10.9#	Separation and Release Agreement, dated August 13, 2024, between Inspirato LLC and Brad Handler.		8-K	001-39791	10.4	August 15, 2024
10.10#	Employment Agreement, dated September 15, 2021, between Inspirato LLC and David Kallery.		S-4	333-259570	10.23	September 16, 2021
10.11#	Executive Employment Agreement between Inspirato LLC and Eric Grosse, dated September 22, 2023.		8-K	001-39791	10.1	September 27, 2023
10.12#	Separation and Release Agreement, dated August 13, 2024, between Inspirato LLC and Eric Grosse.		8-K	001-39791	10.5	August 15, 2024
10.13#	Offer Letter between the Company and Michael Arthur, dated October 1, 2024.		8-K	001-39791	10.1	October 4, 2024
10.14#	Employment Agreement, dated March 20, 2024, by and between Inspirato LLC and Robert Kaiden.		8-K	001-39791	10.1	March 28, 2024
10.15	Master Services Agreement between Capital One Services, LLC and Inspirato LLC dated September 29, 2023.	X
10.16	Forbearance and Amendment Agreement between Oakstone Ventures, Inc. and Inspirato Incorporated dated March 21, 2025	X

14.1	Inspirato Code of Business Conduct and Ethics.		10-K	001-39791	14.1	March 12, 2024
19.1	Insider Trading Policy, effective as of April 1, 2023.	X
21.1	List of Subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Inspirato Incorporated Compensation Recovery Policy, adopted on November 28, 2023.		10-K	001-39791	97.1	March 12, 2024
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)
#    Indicates management contract or compensatory plan or arrangement.
†    Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to supplementary furnish a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon its request.
+The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inspirato Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2025.

INSPIRATO INCORPORATED

By:	/s/ Payam Zamani
Payam Zamani
Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Payam Zamani with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Payam Zamani	Chief Executive Officer & Director (Principal Executive Officer)	March 26, 2025
Payam Zamani

/s/ Michael Arthur	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2025
Michael Arthur

/s/ David Kallery	President & Director	March 26, 2025
David Kallery

/s/ Ann Payne	Director	March 26, 2025
Ann Payne

/s/ Julie Wainwright	Director	March 26, 2025
Julie Wainwright

/s/ May Samali	Director	March 26, 2025
May Samali

/s/ Michael Armstrong	Director	March 26, 2025
Michael Armstrong

/s/ Scott Berman	Director	March 26, 2025
Scott Berman