Form 10-Q
period 2025-03-31
Inspirato Inc
filed 2025-05-08
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had outstanding 12,440,577 shares of Class A Common Stock, no shares of Class V Common Stock, no shares of Class B Common Stock and 8,624,792 Warrants.

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
•The impact of the One Planet Group LLC investment agreement and financing; and
•Our business, expansion plans and opportunities and other strategic alternatives that we may consider, including, but not limited to, mergers, acquisitions, investments, divestitures, and joint ventures.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$16,445	$21,845
Restricted cash	13,018	13,160
Accounts receivable, net	3,130	3,767
Accounts receivable, net – related parties	—	883
Prepaid member travel	17,964	13,663
Prepaid expenses	2,730	3,116
Other current assets	1,804	1,949
Total current assets	55,091	58,383
Right-of-use assets	177,189	175,228
Goodwill	21,233	21,233
Property and equipment, net	11,991	14,079
Other noncurrent assets	4,626	4,962
Total assets	$270,130	$273,885

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$23,973	$23,021
Accounts payable and accrued liabilities - related parties	94	—
Deferred revenue	120,686	135,347
Lease liabilities	55,321	53,488
Total current liabilities	200,074	211,856
Deferred revenue, noncurrent	38,407	36,147
Lease liabilities, noncurrent	131,212	130,239
Convertible note	22,401	22,336
Other noncurrent liabilities	3,191	3,159
Total liabilities	395,285	403,737

Commitments and contingencies (Note 14)

Equity (Deficit)
Class A Common Stock, par value $0.0001 per share, 50,000 shares authorized, 12,441 and 11,763 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B Common Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class V Common Stock, $0.0001 par value per share, 25,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Preferred Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	164,398	161,323
Accumulated deficit	(289,554)	(291,176)
Total equity (deficit)	(125,155)	(129,852)
Total liabilities and equity (deficit)	$270,130	$273,885
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$65,889	$80,245
Cost of revenue	40,344	48,524
Gross margin	25,545	31,721
General and administrative	11,386	14,649
Sales and marketing	5,007	8,726
Operations	5,230	7,023
Technology and development	1,287	2,050
Depreciation and amortization	1,004	1,001
Interest expense, net	466	323
Gain on fair value instruments	(487)	(4,149)
Other income, net	(7)	(295)
Income and comprehensive income before income taxes	1,659	2,393
Income tax expense	37	144
Net income and comprehensive income	1,622	2,249
Net (income) and comprehensive (income) attributable to noncontrolling interests	—	(986)
Net income and comprehensive income attributable to Inspirato Incorporated	$1,622	$1,263

Earnings (Loss) Attributable to Inspirato Incorporated per Class A Share
Basic net income attributable to Inspirato Incorporated per Class A share	$0.14	$0.35
Diluted net income (loss) attributable to Inspirato Incorporated per Class A share	$0.12	$(0.18)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, unaudited)

					Additional
	Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance as of January 1, 2024	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net income and comprehensive income	—	—	—	—	—	1,263	986	2,249
Equity-based compensation	—	—	—	—	2,878	—	—	2,878
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	103	—	—	—	(276)	—	—	(276)
Issuance of Class A shares upon conversion of Class V shares	36	—	(36)	—	(1,091)	—	1,091	—
Balance as of March 31, 2024	3,676	$7	2,871	$6	$257,038	$(284,519)	$(122,379)	$(149,847)

Balance as of January 1, 2025	11,763	$1	—	$—	$161,323	$(291,176)	$—	$(129,852)
Net income and comprehensive income	—	—	—	—	—	1,622	—	1,622
Equity-based compensation	—	—	—	—	1,075	—	—	1,075
Issuance of common stock upon vesting of restricted stock units	95	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	583	—	—	—	2,000	—	—	2,000
Balance as of March 31, 2025	12,441	$1	—	$—	$164,398	$(289,554)	$—	$(125,155)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,622	$2,249
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,890	2,628
Loss on disposal of fixed assets	37	129
Gain on fair value instruments	(487)	(4,149)
Paid-in-kind interest	552	510
Equity‑based compensation	1,075	2,878
Amortization of right-of-use assets	14,652	14,096
Changes in operating assets and liabilities:
Accounts receivable, net	1,520	1,068
Accounts receivable, net – related parties	—	(198)
Prepaid member travel	(4,301)	1,707
Prepaid expenses	386	1,797
Other assets	194	153
Accounts payable and accrued liabilities	1,315	(861)
Accounts payable and accrued liabilities - related parties	94	—
Deferred revenue	(12,401)	(14,641)
Lease liabilities	(13,807)	(14,921)
Other liabilities	32	353
Net cash used in operating activities	(6,627)	(7,202)

Cash flows from investing activities:
Purchase of property and equipment	(863)	(1,266)
Development of internal-use software	(52)	(236)
Net cash used in investing activities	(915)	(1,502)

Cash flows from financing activities:
Proceeds from exercise of Investment Warrants	2,000	—
Payments of employee taxes for share-based awards	—	(276)
Net cash provided by (used in) financing activities	2,000	(276)

Net decrease in cash, cash equivalents and restricted cash	(5,542)	(8,980)
Cash, cash equivalents and restricted cash – beginning of period	35,005	42,266
Cash, cash equivalents and restricted cash – end of period	$29,463	$33,286
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Nature of Business
Inspirato Incorporated and its subsidiaries (the “Company”, also referred to as “Inspirato”) is a private, luxury hospitality club that provides its members with access to an exclusive portfolio of high-end vacation homes, luxury hotels and curated travel experiences worldwide. The club offers personalized service, dedicated trip planning and seamless access to exceptional properties through its innovative model designed to ensure the service, certainty and value that discerning customers demand.
For members, the Company offers access to a diverse portfolio of curated luxury vacation options that include approximately 340 private luxury vacation homes available to the Company’s members and accommodations at approximately 220 luxury hotel and resort partners in over 170 destinations around the world as of March 31, 2025. The Company’s portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
As of March 31, 2025, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties. These entities typically lease local properties.
Investment Agreement
On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants, each redeemable for one share of Class A Common Stock, for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable to up to 3.6 million (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. On February 21, 2025, the Purchaser exercised 583,099 of Investment Warrants resulting in $2.0 million of proceeds to the Company.
Further, on October 22, 2024, the Company entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) with two investors to sell a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.
Liquidity
During the year ended December 31, 2024 and the three months ended March 31, 2025, the Company experienced declines in active paid member subscriptions (“Subscriptions”), which are paid in full and for which the Company expects payment for renewal, and nights delivered. As a result of these negative trends, revenues declined to $65.9 million for the three months ended March 31, 2025 from $80.2 million for the three months ended March 31, 2024. The Company also experienced negative cash flows from operating activities of $6.6 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $16.4 million of cash and cash equivalents and $13.0 million of restricted cash compared to $21.8 million of cash and cash equivalents and $13.2 million of restricted cash balances as of December 31, 2024.
As a result of the continued operational challenges and significance of those conditions in relation to the Company’s liquidity needs during the year ended December 31, 2024, management developed and has continued to execute on plans to address improvements in operations, including the Reorganization Plan, as defined and discussed in Note 18 –

Restructuring Charges, which was developed in conjunction with the One Planet Group Financing. Management continues to execute on the Reorganization Plan as it relates to the review of expenses and business processes. Additionally, on February 21, 2025, the Purchaser exercised 583,099 of their 3,644,314 Investment Warrants resulting in $2.0 million of proceeds to the Company. On March 21, 2025, the Company entered into a twelve-month Forbearance and Amendment Agreement (the "Agreement") with Oakstone Ventures, Inc. ("Oakstone"), an affiliate of Capital One Services LLC ("Capital One"), the holder of the Company’s 8% Senior Secured Convertible Note due in 2028 (the "Note"). Pursuant to the Agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related commercial agreements) during the forbearance period. The Agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.
Additionally, on September 24, 2024, the Company entered into an equity distribution agreement (the "Sales Agreement") with Northland Securities, Inc. ("Northland") to sell shares of the Company's Class A Common Stock, from time to time, through an "at the market offering" program under which Northland will act as sales agent or principal. The Company has an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement and has not begun to sell shares under the Sales Agreement as of March 31, 2025.
The Company believes its plans discussed above will allow the Company to continue to meet its projected working capital and capital expenditure requirements for a period of at least the next twelve months.
(2) Significant Accounting Policies
(a) Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”) should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K, which was filed with the SEC on March 26, 2025.
These Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars, except per share amounts and unless otherwise noted.
See Note 2 – Significant Accounting Policies to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2025, for a summary and discussion of the Company’s significant accounting policies, except as updated below.
(b) Use of Estimates
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

(c) Recently Issued Accounting Pronouncements Not Yet Adopted
In January of 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date (“ASU 2025-01”). This guidance was issued to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This guidance requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The guidance is effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on the Condensed Consolidated Financial Statements.
(3) Revenue
Revenues are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Residence and hotel travel	$38,281	$44,190
Experiences and bespoke travel	3,442	5,484
Total Travel	41,723	49,674
Subscription	20,892	28,065
Rewards and other revenue	3,274	2,506
Total	$65,889	$80,245
The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s employees for obtaining contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the related contracts. As of March 31, 2025, the balance of capitalized commissions was $2.6 million, of which $1.1 million is included within other current assets and $1.5 million is included within other noncurrent assets on the Company’s Condensed Consolidated Balance Sheet. At December 31, 2024, the balance of capitalized commissions was $2.8 million, of which $1.2 million is included within other current assets and $1.6 million is included within other noncurrent assets on the Company's Condensed Consolidated Balance Sheet. During the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million and $0.3 million, respectively, of amortization expense in sales and marketing within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. Contract liabilities include deferred revenue as discussed below.
Assets and liabilities related to contracts with members are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Accounts receivable, net	$3,130	$3,767
Prepaid member travel	$17,964	$13,663
Other current assets	$1,125	$1,216
Other noncurrent assets	$1,527	$1,549

Liabilities:
Deferred revenue, current	$120,686	$135,347
Deferred revenue, noncurrent	$38,407	$36,147

Deferred revenue is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Travel	$63,885	$66,871
Subscriptions	71,365	75,730
Travel credits	15,674	17,830
Rewards	8,169	11,063
Total	159,093	171,494
Less: Deferred revenue, noncurrent	38,407	36,147
Deferred revenue, current	$120,686	$135,347
Deferred travel revenue is related to booked trips where the Company has received payment in advance and the revenue is recognized over the length of trip stay. All Subscriptions allow members to book travel up to one year in advance, except for Inspirato Invited ("Invited") Subscriptions, which allow bookings up to two years in advance.
Deferred Subscription revenue includes payments received in advance from members and is generally recognized over the period of time the Subscription was purchased which is generally from one to five years. The Company also offers an Invited Subscription, a ten year membership with substantial upfront dues that provides the member a fixed daily rate across the Company's portfolio, along with benefits similar to those of Inspirato Club.
Deferred travel credit revenue generally is either from members pre-purchasing travel credits or travel credits for members that stem from trip cancellations or modifications. Travel credits may be used on either travel or Subscriptions and travel credits expire within 3 years of issuance.
Deferred revenue related to Inspirato Rewards ("Rewards") represents multiple performance obligations associated with the Company’s member loyalty program. Revenues related to Rewards are recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). On October 28, 2024, the Company announced to members that the Rewards program will sunset in 2025 for status earned through December 31, 2024.
During the three months ended March 31, 2025, the Company recognized approximately $58.2 million of revenue that had been included in the balance of deferred revenue as of December 31, 2024. The deferred revenue balance changed during the quarter primarily due to: (i) increases from payments the Company received before transferring control of goods or services to customers and (ii) decreases as the Company satisfied those performance obligations and recognized the related revenue. During the three months ended March 31, 2024, $71.4 million of revenue was recognized that was included in the $177.5 million balance of deferred revenue as of December 31, 2023.
(4) Prepaid Expenses and Prepaid Member Travel
Prepaid expenses
Prepaid expenses are as follows (in thousands):

	March 31, 2025	December 31, 2024
Software	$1,184	$740
Property operations	610	405
Insurance	523	1,407
Operating supplies	413	564
Total	$2,730	$3,116

Prepaid Member Travel
Prepaid member travel of $18.0 million and $13.7 million as of March 31, 2025 and December 31, 2024, respectively, generally represents deposits for future member travel.
(5) Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	Useful Life (years)	March 31, 2025	December 31, 2024
Residence leasehold improvements	3	$19,155	$19,665
Internal-use software	3	18,191	17,975
Corporate office leasehold improvements	3	3,901	3,901
Furniture, fixtures and equipment	5	1,356	1,292
Computer equipment	3	1,198	1,136
Residence vehicles	5	535	582
Property and equipment, gross		44,336	44,551
Accumulated depreciation and amortization		(32,345)	(30,472)
Property and equipment, net		$11,991	$14,079
Components of depreciation and amortization were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Internal-use software	$1,238	$1,150
Furniture, fixtures and equipment	1,260	957
Residence leasehold improvements	220	304
Corporate office leasehold improvements	120	121
Computer equipment	21	56
Residence vehicles	31	40
Total depreciation and amortization	$2,890	$2,628
Depreciation and amortization was recognized within the Condensed Consolidated Statements of Operations and Comprehensive Income under the following line items (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,503	$1,289
General and administrative	383	338
Depreciation and amortization	1,004	1,001
Total depreciation and amortization	$2,890	$2,628

(6) Accounts Payable and Accrued Liabilities
The following table presents the components of accounts payable and accrued liabilities (in thousands):

	March 31, 2025	December 31, 2024
Trade creditors	$13,160	$11,386
Occupancy taxes payable	6,443	7,520
Compensation accruals	3,920	3,679
Income and other taxes payable	450	436
Accounts payable and accrued liabilities	$23,973	$23,021
(7) Debt
Convertible Note
On August 7, 2023, the Company entered into an investment agreement with Oakstone, an affiliate of Capital One, relating to the sale and issuance to Oakstone of the Note due in 2028 in a principal amount of $25.0 million. On September 29, 2023, the Company issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.
The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of March 31, 2025 and December 31, 2024, the outstanding amount of the Note was $28.2 million and $27.6 million, respectively.
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
On or after the three-year anniversary of the Closing, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note and the associated commercial agreement, as defined below, also include a minimum liquidity threshold of $10 million. On March 21, 2025, the Company entered into a twelve month Agreement with Oakstone (an affiliate of Capital One), the holder of the Note. Pursuant to the Agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related commercial agreements) during the forbearance period. The Agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.
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
The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses within the Condensed Consolidated Statements of Operations and Comprehensive Income. Fair value gains of $0.5 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively, were recorded in gain on fair value instruments within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
Interest, Net
The Company incurred net interest expense of $0.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, which has been recognized to interest expense, net within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. The Company incurred interest expense on the Note of $0.6 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively. The interest expense was offset by interest income from the Company’s banking relationship of $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
(8) Leases
The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of March 31, 2025, active leases have remaining initial terms ranging from less than 1 to 19 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement, which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table details the composition of operating lease expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$16,815	$19,728
Variable lease expense	375	301
Total lease expense	$17,190	$20,029

The maturities of the operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Fiscal Year Ending	Operating Leases
Remainder of 2025	$53,623
2026	56,491
2027	38,268
2028	26,282
2029	17,113
2030 and thereafter	41,885
Total minimum lease payments	233,662
Less: interest expense	47,129
Present value of lease obligations	186,533
Less: current lease obligations	55,321
Long-term lease obligations	$131,212
The Company has entered into a subleasing agreement for a number of homes in a single location which contains an extension option at the approval of both parties. During the three months ended March 31, 2025, the Company had $0.2 million in sublease income related to this agreement. There was no sublease income during the three months ended March 31, 2024.
As of March 31, 2025, the Company was party to 4 leases that had not yet commenced. Future payments under these leases were $5.2 million as of March 31, 2025.
The following table presents additional information about the operating lease obligations:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	5.0	5.1
Weighted-average discount rate	9.15%	9.14%
Impairment of Right-of-Use Assets
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.
During the three months ended March 31, 2025 and 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that none of the right-of-use assets for leases had net carrying values that exceeded their estimated undiscounted future cash flows and therefore no impairment was recorded for the three months ended March 31, 2025 and 2024.
Gain on Lease Termination
The Company entered into a Lease Termination and Surrender Agreement on August 12, 2024, subsequently amended on August 30, 2024, effective August 31, 2024, (the “Termination Agreement”) to terminate certain previously impaired, underperforming leases under which the Company did not previously have termination rights. The Termination Agreement resulted in a decrease to the Company’s right-of-use assets of $4.6 million and corresponding decrease to operating lease liabilities of approximately $41.7 million, resulting in a gain on lease termination of $37.1 million, which was recorded to (gain) on lease termination and loss on asset impairments on the Consolidated Statement of Operations and Comprehensive Loss in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additionally, as part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of March 31, 2025, the Company has paid the $2.6 million remaining termination fee that was owed as of December 31, 2024.

(9) Income Taxes
Since the Mandatory Exchange, as defined below within Note 13 – Noncontrolling Interest, on August 30, 2024, Inspirato LLC is disregarded for income tax purposes given it is a fully owned subsidiary of Inspirato Incorporated. Inspirato Incorporated, however, is subject to U.S. federal income taxes, in addition to state and local income taxes from the earnings from Inspirato LLC. Inspirato Incorporated is also subject to taxes in foreign jurisdictions.
The effective income tax rate was 2.2% and 6.0% for the three months ended March 31, 2025 and 2024, respectively. The income tax expense within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income represents amounts owed to state and foreign taxing authorities.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of March 31, 2025 and December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
On February 11, 2022, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company was generally required to pay holders of the noncontrolling interests in Inspirato LLC, who also held noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (the “Continuing Inspirato Members”), 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realized directly or indirectly (or were deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato Incorporated's Class A Common Stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). On August 9, 2024, the TRA was terminated by the Company and the other signatory parties. As consideration for the termination, the Company paid a full and final settlement amount of $0.3 million, which is presented within restructuring charges within the Condensed Consolidated Statement of Operations and Comprehensive Income.
The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
As of March 31, 2025, the Company has recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $3.2 million, within other noncurrent liabilities on the Condensed Consolidated Balance Sheet based on its current estimate of their realizability.
(10) Equity of Inspirato Incorporated
As of March 31, 2025, the Company had four classes of stock: Class A Common Stock, Class B Common Stock, Class V Common Stock and Preferred Stock. On September 30, 2024, all remaining shares of Class V Common Stock were converted to shares of Class A Common Stock. As of March 31, 2025, no shares of Class B Common Stock, Class V Common Stock or Preferred Stock were outstanding. Holders of the shares of Class A Common Stock will vote on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A Common Stock will be entitled to one vote on such matters. Holders of any shares of Class B Common Stock that may be issued in the future will not have voting rights.

Warrants
Investment Warrants
As discussed in Note 1 – Nature of Business, and pursuant to the Investment Agreement, along with each purchase of shares of Class A Common Stock, including optional additional shares, the Purchaser obtained an equivalent number of Investment Warrants, each of which can be exercised for additional shares of Class A Common Stock at $3.43 per share and are exercisable for 5 years. The Investment Warrants are also exercisable at the election of the Purchaser in a cashless exercise. In the event of a cashless exercise, in lieu of paying the exercise price in cash, the Purchaser will surrender the number of shares necessary to settle the cash payment due from exercising of the Investment Warrants. On February 21, 2025, the Purchaser exercised Investment Warrants to purchase 583,099 shares of Class A Common Stock at an exercise price of $3.43 per share, paid on a cash basis. As of March 31, 2025, there were 3.1 million Investment Warrants outstanding.
Public Warrants
The Company is party to issued and outstanding Public Warrants to purchase shares of Class A Common Stock at a price of $230 per share. As of both March 31, 2025 and December 31, 2024, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock. The Public Warrants were valued at less than $0.1 million at both March 31, 2025 and December 31, 2024 and are recorded within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(11) Earnings (Loss) Attributable to Inspirato Incorporated per Class A Share
Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends. As no shares of Class B Common Stock were issued as of March 31, 2025, the computation of basic and diluted earnings per share includes only Class A Common Stock.
EPS is computed using the two-class method. Under the two-class method, the Company allocates net income attributable to Inspirato Incorporated to Class A Common Stock (including those with vested share-based awards). Basic earnings per share is calculated by taking net income attributable to Inspirato Incorporated, less earnings allocated to Class A Common Stock, divided by the basic weighted-average Class A Common Stock outstanding. Net income per share is calculated by taking net income attributable to Inspirato Incorporated divided by weighted-average Class A Common Stock outstanding. In accordance with the two-class method, diluted earnings per share is calculated using the more dilutive of the impact of the treasury-stock method or from reducing net income for the earnings allocated to Class A Common Stock.
The following table presents the basic EPS for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income and comprehensive income attributable to Inspirato Incorporated	$1,622	$1,263
Weighted average Class A Shares outstanding, Basic	11,922	3,595
Net income and comprehensive income attributable to Inspirato Incorporated per Class A Share, Basic	$0.14	$0.35

The following table presents the diluted EPS for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income and comprehensive income attributable to Inspirato Incorporated	$1,622	$1,263
Impact of Note interest and fair market value adjustment attributable to Inspirato Incorporated Class A Shares	66	(2,066)
Net income (loss) attributable to common stockholders	$1,688	$(803)

Weighted average Class A Shares outstanding, Basic	11,922	3,595
Effect of dilutive securities	2,012	850
Weighted average Class A Shares outstanding, Diluted	13,934	4,445

Net income (loss) and comprehensive income (loss) attributable to Inspirato Incorporated per Class A Share, Diluted	$0.12	$(0.18)
The following securities are excluded from the computation of diluted shares for the three months ended March 31, 2025 and 2024 due to their anti-dilutive effects (in thousands):

	Three Months Ended March 31,
	2025	2024
Performance-based units	768	—
Public Warrants	431	431
Stock options	118	189
Restricted stock units	78	552
Anti-dilutive securities	1,395	1,172
(12) Equity-Based Compensation
During the three months ended March 31, 2025 and 2024, the Company recognized $1.1 million and $2.9 million, respectively, of equity‑based compensation. The following table details where equity‑based compensation is recognized on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$198	$18
General and administrative	679	2,062
Sales and marketing	62	322
Operations	100	293
Technology and development	36	183
Total equity-based compensation	$1,075	$2,878
The Company also recognized income tax benefits from stock compensation of $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Equity-Based Compensation Plans
2021 Plan
Under the 2021 Equity Incentive Plan (the “2021 Plan”), the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) and performance awards to employees, directors and consultants. The number of awards that may be issued is calculated yearly based on provisions of the 2021 Plan. Once granted, the RSUs typically vest ratably over a period of one to four years with a cliff vesting on the first anniversary and continue to vest quarterly thereafter.
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
Unit Option Plan
In 2021, the Board of Managers of Inspirato LLC maintained an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units, by Inspirato LLC’s employees, directors and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in 2022.
Options under the Unit Option Plan were granted at a price per unit equal to the fair value of the underlying common units at the date of grant. Options under the Unit Option Plan generally had a 10-year contractual term and vested over a three-year to five-year period starting from the date specified in each applicable option agreement.
Equity Awards Detail
RSUs
The following table represents RSU activity for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2023	727	$41.42
Vested	(167)	$37.07
Forfeited	(8)	$40.65
Outstanding as of March 31, 2024	552	$42.74

Outstanding as of December 31, 2024	959	$6.83
Granted	235	$4.73
Vested	(95)	$13.41
Forfeited	(16)	$16.16
Outstanding as of March 31, 2025	1,083	$5.66
As of March 31, 2025, there was $3.5 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 2.4 years.

PBUs
During the year ended December 31, 2024, the Company granted 500,000 performance-based units (“PBUs”) of Class A Common Stock (the "Share Price PBUs") which will vest in full on the trading day after the Company’s Class A Common Stock achieves the market condition of a closing price of $15.00 per share or more over a period of at least 30 consecutive trading days from August 14, 2024 through August 13, 2025 (the “Performance Period”). If the performance stock price goal is not met during the Performance Period, the Share Price PBUs will be forfeited on August 14, 2025. During the three months ended March 31, 2025, $0.1 million of stock compensation expense was recognized to general and administrative within the Condensed Consolidated Statement of Operations and Comprehensive Income related to the Share Price PBUs and there is $0.2 million of unrecognized stock compensation expense as of March 31, 2025. The Company had 500,000 Share Price PBUs outstanding as of March 31, 2025.
Additionally, during the year ended December 31, 2024, the Company granted $1.3 million in PBUs which vest based on specified financial targets (the "Target PBUs") from the Company's year ended December 31, 2025 consolidated financial statements. The number of units to be granted is dependent on the 5 day average closing price of the Company's stock following the fourth quarter 2025 earnings call if the specified targets are met during the year. During the three months ended March 31, 2025 the financial targets set for the Target PBUs were modified to have partial achievement metrics. As of March 31, 2025, the Company does not consider the targets set for the Target PBUs to be probable and, therefore, has not recognized any expense during the three months ended March 31, 2025. The Company had 268,362 Target PBUs outstanding as of March 31, 2025.
Options
The Company had 107,000 and 123,000 stock options outstanding and exercisable as of March 31, 2025 and December 31, 2024, respectively. No stock options have been granted since January of 2021. There were no stock option exercises during the three months ended March 31, 2025 or 2024.
(13) Noncontrolling Interest
The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated.
On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of Inspirato equal to the number of common units exchanged. The Mandatory Exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of Inspirato held by such members. The Mandatory Exchange occurred on September 30, 2024 and as a result, there is no remaining noncontrolling interest as of March 31, 2025 and December 31, 2024 as Inspirato Incorporated fully owns Inspirato LLC.
During the three months ended March 31, 2024, the Company issued 36,000 shares of Class A Common Stock in exchange for the same number of common units, resulting also in the cancellation of the same number of shares of Class V Common Stock.
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
The Company is currently involved in a legal dispute with a former Chief Executive Officer, who currently owns more than 5% of the Company's Class A Common Stock, and a former Chairman of the Company. The parties filed suit in November of 2024 in Colorado State Court. They have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which the Plaintiffs are seeking unspecified damages. The Company disputes the claims and does not expect this litigation to have a material impact on its consolidated financial position or consolidated results of operations.

On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado (the "Court") captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. The Company responded to these objections and on September 23, 2024, the Court granted the Company’s motion to dismiss the lawsuit without prejudice. On October 23, 2024, plaintiff filed an amended motion for the Court’s review and on November 6, 2024, the plaintiff filed a second amended complaint. The Company then filed a motion to dismiss the second amended complaint on December 11, 2024. The motion has been fully briefed as of February 6, 2025 and the court has taken the matter under advisement.
Financial Guarantees
The Company is a party to financial guarantee requirements with third parties for real estate and payment processor agreements. The guarantees are satisfied through $30.0 million in surety bonds and restricted cash. The surety bond agreements remain in effect and their term is continuous. The surety has the right to terminate the bonds upon 180 days notice. The Company has the right to terminate the bonds upon termination and satisfaction of the agreement that the bonds secure. As of March 31, 2025 and December 31, 2024, the Company had $13.0 million and $13.2 million, respectively, in restricted cash within the Condensed Consolidated Balance Sheets.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 based on the three-tier fair value hierarchy (in thousands):

		March 31, 2025
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$16,445	$—	$—	$16,445
Restricted cash	Restricted cash	13,018	—	—	13,018
Total		$29,463	$—	$—	$29,463
Liabilities
Convertible note	Convertible note	$—	$—	$22,401	$22,401
Total		$—	$—	$22,401	$22,401

		December 31, 2024
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$21,845	$—	$—	$21,845
Restricted cash	Restricted cash	13,160	—	—	13,160
Total		$35,005	$—	$—	$35,005
Liabilities
Convertible note	Convertible note	$—	$—	$22,336	$22,336
Total		$—	$—	$22,336	$22,336
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
Public Warrants
The Company is party to issued and outstanding Public Warrants, which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. During the year ended December 31, 2024 the Public Warrants were reclassified as equity-based awards and, thus, are no longer required to be reassessed for fair value at each balance sheet date. Prior to the reclassification, the Public Warrants utilized an observable price in an active market to assess their fair value the warrants and therefore were categorized as Level 1 instruments and were subject to remeasurement at each balance sheet date. During the three months ended March 31, 2024, the Company recognized less than $0.1 million in a fair market value adjustment. Fair market value adjustments are recognized to gain on fair value instruments within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
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
(16) Employee Benefit Plans
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. As of both March 31, 2025 and December 31, 2024, the Company had approximately 103,000 shares of Class A Common Stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by Inspirato for at least six months are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the ESPP. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the three months ended March 31, 2025 and 2024, there were no employee purchases of Class A Common Stock through the ESPP.
401(k) Employee Savings Plan
The Company sponsors a defined contribution 401(k) plan that covers substantially all employees. During both the three months ended March 31, 2025 and 2024, the Company made no matching contributions.

(17) Related Party Transactions
One Planet Group
In August of 2024, the Company entered into the Termination Agreement of certain previously impaired, underperforming leases. Under the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As security for the Company’s obligation to pay the termination fee, One Planet Group agreed to guarantee such payment upon the occurrence of any of the following events: (i) the Company’s default in payment or performance of obligations, (ii) the Company’s voluntary petition in bankruptcy or insolvency, or (iii) any proceeding filed or brought against the Company. In exchange for One Planet Group’s guarantee of the termination fee payment, the Company agreed to pay One Planet Group $0.6 million ratably over six months beginning January 2025. On December 11, 2024, the Board of Directors approved an amendment to the payment terms for One Planet Group's guarantee pursuant to which the Company issued to One Planet Group 177,515 shares of Class A Common Stock in lieu of the cash payments. The issuance of the shares satisfied the Company’s obligations with respect to the payments owed in exchange for One Planet Group's guarantee and the settlement was reflected within the Consolidated Statement of Equity (Deficit) during the year ended December 31, 2024.
Subsequent to the Investment Agreement with One Planet Group, the Company entered into various arrangements for expense reimbursements between One Planet Group and the Company relating to executive travel reimbursement and management consulting fees and may enter into other arrangements in the future. Total expenses under these arrangements were $0.1 million during the three months ended March 31, 2025.
In March of 2025, the Company entered into an agreement with Buyerlink Inc, a fully owned subsidiary of One Planet Group, to provide digital marketing services to the Company in exchange for compensation for each sale closed. There was no expense recognized during the three months ended March 31, 2025 as no services were performed under the terms of the agreement.
Exclusive Resorts
The Company has several agreements with Exclusive Resorts where several of the Company’s significant shareholders and former board members also held a significant investment as of December 31, 2024. The companies have entered into several different license or property usage agreements whereas each company may use and operate certain homes from within other company’s portfolio for their own members’ travel. The Company did not recognize related party revenue or expense from these arrangements during the three months ended March 31, 2025 and 2024. On January 15, 2025, the common owner between the Company and Exclusive Resorts sold their ownership in the Company. On February 11, 2025, the Company and Exclusive Resorts agreed to terminate all license and property usage agreements with an effective end date of February 28, 2025. As of March 31, 2025, Exclusive Resorts is no longer a related party, however, the total value due from Exclusive Resorts is $1.7 million and is recorded to accounts receivable, net on the Condensed Consolidated Balance Sheet. As of December 31, 2024, the total value due from Exclusive Resorts was $0.9 million and is recorded to accounts receivable, net – related parties on the Condensed Consolidated Balance Sheet.
(18) Restructuring Charges
From August 12, 2024 through December 31, 2024, the Company developed a plan for a restructuring of certain aspects of its operations and organization (the “Reorganization Plan”). The Reorganization Plan included the entry into the Termination Agreement, the termination and settlement of the TRA, a reduction in force, an issuance of securities to One Planet Group, the appointment of a new CEO and new members of the Company’s Board of Directors, and other cost savings initiatives along with a review of expenses and business processes.
The Company incurred $6.4 million restructuring charges from August 12, 2024 through December 31, 2024 that consisted of $2.0 million cash restructuring charges and $4.4 million non-cash restructuring charges. Through March 31, 2025, the Company made no payments of cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $0.4 million as of March 31, 2025 and are included in accounts payable and accrued liabilities within the Company's Condensed Consolidated Balance Sheet.
As part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of March 31, 2025, the Company has paid the

$2.6 million remaining termination fee that was owed as of December 31, 2024. See Note 8 – Leases for additional information.
(19) Segment Reporting
Inspirato consists of one reporting segment related to its member travel. The member travel segment provides memberships primarily to individuals in North America and provides a wide array of luxury vacation homes, hotels, and destinations that can be booked ad-hoc. The Company derives revenue primarily in North America and manages its business on a consolidated basis. Management evaluated the basis upon which the chief operating decision maker (the "CODM"), which is the CEO, viewed and reacted to information in relation to the overall organizational and offering structure to determine the number of reportable segments of the Company. The member travel segment derives revenue from members by charging initiation fees and yearly membership fees in addition to collecting fees for individual vacations. The CODM uses consolidated net income/loss to evaluate segment assets, which are the consolidated total assets as presented on the Condensed Consolidated Balance Sheets, to identify areas of opportunity to streamline processes and reduce operational spend in order to improve margin on a go forward basis. The Company does not have any member that composes more than 10% of entity revenues. See below for a reconciliation of revenue and major segment expenses to net income.
The CODM is regularly provided information related to the Company's consolidated net income/loss which is used in assessing segment performance and deciding how to allocate resources. The CODM is also provided gross margin and operating expense information as additional measures of segment profit or loss.

The following table presents the components of revenue and cost of revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Residence and hotel travel	$38,281	$44,190
Experiences and bespoke travel	3,442	5,484
Total Travel	41,723	49,674
Subscription	20,892	28,065
Rewards and other revenue	3,274	2,506
Total revenue	65,889	80,245
Cost of revenue:
Lease costs	17,190	20,029
Booking fees	13,940	20,015
Fixed operating costs	3,138	3,769
Variable operating costs	2,960	3,264
Depreciation expense	1,503	1,295
Other cost of revenue	1,613	153
Total cost of revenue	40,344	48,524
Gross margin	25,545	31,721
General and administrative	11,386	14,649
Sales and marketing	5,007	8,726
Operations	5,230	7,023
Technology and development	1,287	2,050
Depreciation and amortization	1,004	1,001
Interest expense, net	466	323
Gain on fair value instruments	(487)	(4,149)
Other income, net	(7)	(295)
Income and comprehensive income before income taxes	1,659	2,393
Income tax expense	37	144
Net income and comprehensive income	$1,622	$2,249
(20) Supplemental Financial Information
The following table presents the year-to-date supplemental and non-cash investing and financing activities (in thousands):

	Three months ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for income taxes	$112	$67
Significant non-cash transactions:
Conversion of Class V to Class A stock	$—	$1,091
Fixed assets purchased but unpaid, included in accounts payable at period end	$407	$321
Operating lease right-of-use assets exchanged for lease obligations	$16,613	$11,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three months ended March 31, 2025 and 2024, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2025. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
OVERVIEW
Inspirato Incorporated and its subsidiaries (collectively, the "Company", “Inspirato”, “we”, or “our”) is a private, luxury hospitality club that provides its members with access to an exclusive portfolio of high-end vacation homes, luxury hotels and curated travel experiences worldwide. The club offers personalized service, dedicated trip planning and seamless access to exceptional properties through its innovative model designed to ensure the service, certainty and value that discerning customers demand.
For members, we offer access to a diverse portfolio of curated luxury vacation options that include approximately 340 private luxury vacation homes available to our members and accommodations at approximately 220 luxury hotel and resort partners in over 170 destinations around the world as of March 31, 2025. Our portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
Investment Agreement
On August 12, 2024, we entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC (“One Planet Group”), a Delaware limited liability company (the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock, for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants, each redeemable for one share of Class A Common Stock, for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable to up to 3.6 million (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. On February 21, 2025, the Purchaser exercised 583,099 of Investment Warrants resulting in $2.0 million of proceeds to the Company.
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

Reorganization Plan
From August 12, 2024 through December 31, 2024, we developed a plan for a restructuring of certain aspects of our operations and organization (the “Reorganization Plan”). The Reorganization Plan included the entry into the Lease Termination and Surrender Agreement ("Termination Agreement") to terminate certain previously impaired, underperforming leases, the termination and settlement of the Tax Receivable Agreement ("TRA"), a reduction in force, an issuance of securities to One Planet Group, the appointment of a new CEO and new members of our Board of Directors, and other cost savings initiatives along with a review of expenses and business processes.
We incurred $6.4 million restructuring charges from August 12, 2024 through December 31, 2024 that consisted of $2.0 million cash restructuring charges and $4.4 million non-cash restructuring charges. Through March 31, 2025,we made no payments of cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $0.4 million as of March 31, 2025 and are included in accounts payable and accrued liabilities within our Condensed Consolidated Balance Sheet.
As part of the Termination Agreement, we agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. During the three months ended March 31, 2025, we paid the $2.6 million remaining termination fee that was owed as of December 31, 2024.
At-the-Market Equity Offering Program
On September 24, 2024, we entered into an equity distribution agreement (the “Sales Agreement”) with Northland Securities, Inc. (“Northland”) to sell shares of Class A Common Stock from time to time through an "at the market offering program" under which Northland will act as sales agent or principal. We have not yet sold any Class A Common Stock under the program.
Mandatory Exchange
On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of Inspirato equal to the number of common units exchanged. The Mandatory Exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of Inspirato held by such members. The Mandatory Exchange occurred on September 30, 2024 and as of March 31, 2025, there is no remaining noncontrolling interest as Inspirato Incorporated fully owns Inspirato LLC. As a result of the Mandatory Exchange, the Company issued an aggregate of 2,857,635 shares of Class A Common Stock in exchange for 2,857,635 outstanding shares of Class V Common Stock.
Inspirato Invited
In June of 2024, we launched Inspirato Invited (“Invited”), a ten-year membership that offers a fixed daily rate to our members in exchange for a substantial upfront initiation fee.
Sunsetting of Rewards
In August of 2023, we implemented a member loyalty program called Inspirato Rewards (“Rewards”) for members with at least one active paid member subscription (“Subscription”). Rewards was designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earned one of the three Rewards statuses could be entitled to, depending on their status, extra savings on Inspirato Club ("Club") bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits. On October 28, 2024, we announced to members that the Rewards program will sunset in 2025; however, status earned through December 31, 2024 will still be honored and members with one of the status levels will be able to utilize those benefits through June 30, 2025.

Capital One Ventures Investment and Strategic Partnership
In August of 2023, we entered into an investment agreement with Oakstone Ventures, Inc. (“Oakstone”), an affiliate of Capital One Services, LLC (“Capital One”), relating to the sale and issuance to Oakstone of an 8% Senior Secured Convertible Note due in 2028 in a principal amount of $25.0 million (the “Note”). On September 29, 2023, we issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.
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
The current conversion price of the Note is $30 per share, which has been adjusted for the September 26, 2023 reverse stock split, and continues to be subject to customary adjustments upon additional certain extraordinary events, including any dividend of our securities or other property, stock split, stock combination, reclassification, consolidation, merger or a sale of all or substantially all of our assets.
Additionally, our strategic partnership with Capital One is expected to provide us with a long-term partner with the ability to deliver increased demand for travel services as well as highly qualified lead generation opportunities for our Club, Inspirato Pass ("Pass") and Invited Subscription offerings, while providing Capital One a highly differentiated and exclusive luxury travel benefit for its consumers. During 2024, we completed the required technology updates to facilitate reservations within Capital One's booking portal and we are currently working with Capital One on identifying when to begin allowing reservations.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.
Active Subscriptions
We define Active Subscriptions as subscriptions that are paid in full and those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our Subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Club	10,200	10,900
Pass	1,300	2,100
Invited	100	—
Total Active Subscriptions	11,600	13,000
Club and Inspirato Legacy (“Legacy”) Subscriptions are presented together in the table above, as both products provide the same level of access to travel with Inspirato. Legacy Subscriptions, which we no longer offer, historically included substantial initiation fees and lower annual dues compared to Club Subscriptions.
Club and Pass Subscriptions are available through monthly, semi-annual, annual and multi-year contracts. Beginning in 2025, we reintroduced initiation fees for new Club members. Invited Subscriptions, launched in June 2024, are available through ten-year contracts. The majority of our active Subscriptions are structured as annual or multi-year agreements.

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
Average Daily Rates and Total Occupancy
Average daily rate (“ADR”) is defined as the total paid travel revenue, divided by total paid nights in leased residences or hotel rooms and suites. ADR does not include Pass nights utilized. Occupancy is defined as all paid, Pass, and other at-risk properties divided by the total number of at-risk nights available. Net-rate hotel partners are excluded from Hotel Occupancy as these are dependent on the hotel having capacity for Inspirato requests.
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
The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Three Months Ended March 31,
	2025	2024
Residences
Paid Nights Delivered	14,000	17,200
Total Nights Delivered	19,600	26,000
Occupancy	74%	80%
ADR	$2,124	$1,965

Hotels
Paid Nights Delivered (1)	6,400	8,800
Total Nights Delivered (1)	9,500	15,300
Occupancy (2)	67%	73%
ADR (1)	$1,414	$1,053

Total
Paid Nights Delivered (1)	20,400	26,000
Total Nights Delivered (1)	29,100	41,300
Occupancy (2)	73%	78%
ADR (1)	$1,915	$1,655
(1)Includes net-rate hotel nights.
(2)Excludes net-rate hotel nights as we purchase individual nights but do not have a total number of nights obligation.
Travel revenue is generally recognized when travel occurs. Amounts that have been billed are initially recorded as deferred revenue until recognized when travel occurs. We derive our travel revenue by charging a nightly rate for stays at our portfolio of residences and hotels. For residence and hotel stays, a service charge is also included. Travel revenue also includes amounts collected from fees when a trip is cancelled. A portion of travel revenue comes from customers who do not have paid Subscriptions; these customers receive trial Subscriptions and are primarily from Inspirato for Good ("IFG") and Inspirato for Business ("IFB") or are customers who are under promotions with partners. We also earn revenue from Inspirato Only experiences and Bespoke trips.

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

Results of operations
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024 (in thousands, other than percentages):

	Three Months Ended March 31,		Amount of increase (decrease)		Percent change favorable (unfavorable)
	2025	2024
Revenue	$65,889	$80,245	$(14,356)		(18)%
Cost of revenue	40,344	48,524	(8,180)		17%
Gross margin	25,545	31,721	(6,176)		(19)%
Gross margin percent	39%	40%	(1)	pp

General and administrative	$11,386	$14,649	$(3,263)		22%
Sales and marketing	5,007	8,726	(3,719)		43%
Operations	5,230	7,023	(1,793)		26%
Technology and development	1,287	2,050	(763)		37%
Depreciation and amortization	1,004	1,001	3		—%
Interest expense, net	466	323	143		(44)%
Gain on fair value instruments	(487)	(4,149)	3,662		(88)%
Other income, net	(7)	(295)	288		(98)%
Income and comprehensive income before income taxes	1,659	2,393	(734)		(31)%
Income tax expense	37	144	(107)		(74)%
Net income and comprehensive income	$1,622	$2,249	$(627)		(28)%
n/m - non-meaningful
pp - percentage point
Comparison of three months ended March 31, 2025 and 2024:
Revenue. Total revenue decreased $14.4 million from $80.2 million for the three months ended March 31, 2024 to $65.9 million for the three months ended March 31, 2025, a decrease of 18%. Disaggregated revenue for the three months ended March 31, 2025 and 2024 is as follows (in thousands, other than percentages):

	Three Months Ended March 31,		Amount of increase (decrease)	Percent change favorable (unfavorable)
	2025	2024
Residence and hotel travel	$38,281	$44,190	$(5,909)	(13)%
Experiences and bespoke travel	3,442	5,484	(2,042)	(37)%
Total Travel	41,723	49,674	(7,951)	(16)%
Subscription	20,892	28,065	(7,173)	(26)%
Rewards and other revenue	3,274	2,506	768	31%
Total Revenue	$65,889	$80,245	$(14,356)	(18)%

Travel revenue decreased $8.0 million from $49.7 million for the three months ended March 31, 2024 to $41.7 million for the three months ended March 31, 2025. The decrease in Residence and hotel travel revenue was driven by a 22% decrease in paid nights delivered due to fewer members resulting in a decrease of $9.5 million. The decrease was partially offset by a 16% increase in the ADR recognized for those paid nights, driven primarily from the Company's portfolio optimization, which resulted in an increase of $5.4 million to travel revenue. Further declines in revenue were caused by a $2.6 million decrease in revenue from IFG and IFB, partially offset by a $0.8 million benefit from the use of accrued benefits from the Rewards program during the three months ended March 31, 2025. Experiences and bespoke travel decreased $2.1 million from $5.5 million for the three months ended March 31, 2024 to $3.4 million for the three months ended March 31, 2025 due primarily to a decrease in the number of experiences taking place within each period.
Subscription revenue decreased $7.2 million from $28.1 million for the three months ended March 31, 2024 to $20.9 million for the three months ended March 31, 2025. The decrease is primarily due to a 14% decrease in the number of Subscriptions during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, resulting in a $4.0 million decrease to Subscription revenue as well as a $3.7 million decrease from a decline in the revenue recognized per Subscription. Decreases in Subscriptions and revenue per Subscription were primarily driven by the decline in Pass Subscriptions which was partially offset by the increases in Invited Subscriptions. Additionally, Subscription revenue was partially offset by a $0.6 million benefit from the use of accrued benefits from the Rewards program during the three months ended March 31, 2025.
Rewards and other revenue increased $0.8 million from $2.5 million for the three months ended March 31, 2024 to $3.3 million for the three months ended March 31, 2025. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program.
Cost of revenue. Cost of revenue decreased $8.2 million from $48.5 million for the three months ended March 31, 2024 to $40.3 million for the three months ended March 31, 2025, a decrease of 17%. The decrease is primarily a result of a $6.1 million decrease in booking fees, driven primarily by the decrease in the number of experiences occurring within each period, and a $2.8 million decrease in lease costs driven by the decrease in nights available as well as decreases in fixed operating costs of $0.6 million. These decreases were partially offset by an increase in other cost of revenue of $1.5 million.
General and administrative. General and administrative expenses decreased $3.2 million from $14.6 million for the three months ended March 31, 2024 to $11.4 million for the three months ended March 31, 2025, a decrease of 22%. The decrease is primarily a result of a decrease of $2.6 million in employee compensation and a $0.7 million lower merchant fees.
Sales and marketing. Sales and marketing expenses decreased $3.7 million from $8.7 million for the three months ended March 31, 2024 to $5.0 million for the three months ended March 31, 2025, a decrease of 43%. The decrease is primarily a result of a decrease of $2.2 million in employee compensation, a $1.2 million decrease in software and a $0.3 million decrease in print marketing materials.
Operations. Operations expenses decreased $1.8 million from $7.0 million for the three months ended March 31, 2024 to $5.2 million for the three months ended March 31, 2025, a decrease of 26%, primarily due to a $1.1 million decrease in employee compensation as well as a $0.7 million decrease in operational expenses which are inclusive of decreases in corporate spend.
Technology and development. Technology and development expenses decreased $0.8 million from $2.1 million for the three months ended March 31, 2024 to $1.3 million for the three months ended March 31, 2025, a decrease of 37%, primarily due to the reduction in force that took place in August of 2024, which was weighted towards personnel within the technology and development department.
Depreciation and amortization. Depreciation and amortization expenses remained flat for the three months ended March 31, 2024 and the three months ended March 31, 2025, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest expense, net. Interest expense, net increased $0.2 million from $0.3 million for the three months ended March 31, 2024 to $0.5 million for the three months ended March 31, 2025, an increase of 44%. We incurred interest expense on the Note of $0.6 million during the three months ended March 31, 2025 as compared $0.5 million during the three months ended March 31, 2024. The interest expense was offset by interest income from our banking relationship of $0.1 million for the three months ended March 31, 2025 as compared to $0.2 million for the three months ended March 31, 2024.
Gain on fair value instruments. Gain on fair value instruments decreased from $4.1 million for the three months ended March 31, 2024 to $0.5 million for the three months ended March 31, 2025. The decrease is primarily due to ongoing valuation adjustments on the outstanding Note due to the remaining term, market conditions and paid-in-kind interest.
Other income, net. Other income, net decreased $0.3 million from $0.3 million for the three months ended March 31, 2024 to $0.0 million for the three months ended March 31, 2025, a decrease of 98%. The decrease is primarily due to a $0.4 million decrease in insurance recoveries from three months ended March 31, 2024 that were not received during the three months ended March 31, 2025.
Income tax expense. Income tax expense remained flat for the three months ended March 31, 2024 and the three months ended March 31, 2025, primarily due to similar earnings within each tax jurisdiction between periods.

Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $16.4 million of cash and cash equivalents and $13.0 million of restricted cash. Further, as a result of the Reorganization Plan entered into in conjunction with the closing of the One Planet Group Financing during the year ended December 31, 2024, we engaged in several initiatives that together are expected to result in the following cash savings into the year ended December 31, 2025:
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
•We reviewed and negotiated non-critical spend such as professional fees, software and noncritical marketing, which has resulted in annualized savings of approximately $10.0 million.
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
We have generally maintained a working capital deficit, meaning that our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, Subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of March 31, 2025, deferred revenue included $63.9 million, $71.4 million, $15.7 million and $8.2 million for travel, Subscriptions, travel credits and Rewards, respectively. Also, as of March 31, 2025, our current operating lease liabilities totaled $55.3 million and our noncurrent operating lease liabilities totaled $131.2 million. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.
Additionally, on September 24, 2024, the we entered into an equity distribution agreement (the “Sales Agreement”) with Northland Securities, Inc. (“Northland”) to sell shares of the Company’s Class A Common Stock, from time to time, through an “at the market offering” program under which Northland will act as sales agent or principal. We have an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement. At our discretion we have the ability to sell shares through the Sales Agreement for incremental liquidity.
On February 21, 2025, the Purchaser exercised 583,099 of their 3,644,314 Investment Warrants resulting in $2.0 million of proceeds to the Company.

Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, our ability to improve operating efficiencies and overall economic conditions.
The following table presents summarized information from our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(6,627)	$(7,202)
Net cash used in investing activities	(915)	(1,502)
Net cash provided by (used in) financing activities	2,000	(276)
Net decrease in cash, cash equivalents and restricted cash	$(5,542)	$(8,980)
Cash Flows
Net cash used in operating activities. Net cash used in operating activities decreased from $7.2 million during the three months ended March 31, 2024 to $6.6 million during the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily driven by changes in operating asset and liabilities including a $6.0 million change in prepaid member travel along with an incremental $0.6 million loss between periods. Further decreases were driven by non-cash benefits in cash flows used in operating activities of $1.8 million from a decrease in equity‑based compensation. The decreases in net cash used in operating activities were partially offset by a $3.7 million decrease in gain on fair value instruments, a $2.2 million increase in accounts payable and accrued liabilities, a $2.2 million decrease in deferred revenue and a $0.7 million decrease in accounts receivable.
Net cash used in investing activities. Net cash used in investing activities decreased from $1.5 million during the three months ended March 31, 2024 to $0.9 million during the three months ended March 31, 2025. The decrease was driven by lower expenditures for property and equipment of $0.4 million and lower expenditures related to ongoing internal software development projects of $0.2 million.
Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities changed from cash used of $0.3 million during the three months ended March 31, 2024 to cash provided of $2.0 million during the three months ended March 31, 2025. The change is primarily due to proceeds from the exercise of the Investment Warrants of $2.0 million during the three months ended March 31, 2025 and $0.3 million lower payments for employee taxes for share-based awards during the three months ended March 31, 2025.
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
Our future commitments consist of the following:
•Our outstanding obligations under the Note payable in 2028 (including principal and coupon interest). The Note is an unsubordinated secured obligation of Inspirato. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of Inspirato. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and we have elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date.The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase. See Note 7 – Debt in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•Our operating leases liabilities, primarily for vacation properties, and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process to decrease our cash commitments related to operating leases, whereby we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. As of March 31, 2025, we were party to 4 leases that had not yet commenced. Future payments under these leases were $5.2 million at March 31, 2025. See Note 8 – Leases in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
•Our other multi-year obligations primarily from software and other long term contracts.
Future minimum annual commitments as of March 31, 2025 are as follows (in thousands):

Fiscal Year Ending	December 31,
Remainder of 2025	$59,768
2026	59,134
2027	38,574
2028	63,431
2029	17,113
2030 and thereafter	41,885
Total future minimum commitments	$279,905
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income and comprehensive income less interest expense, net, income tax expense, depreciation and amortization, equity‑based compensation, and fair value gains and losses on financial instruments. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.

The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net income and comprehensive income, the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Three Months Ended March 31,
	2025	2024
Net income and comprehensive income	$1,622	$2,249
Interest expense, net	466	323
Income tax expense	37	144
Depreciation and amortization (1)	2,890	2,628
Equity‑based compensation	1,075	2,878
Gain on fair value instruments	(487)	(4,149)
Adjusted EBITDA	$5,603	$4,073
Adjusted EBITDA Margin (2)	8.5%	5.1%
(1)Depreciation and amortization is included within cost of revenue, general and administrative and depreciation and amortization within the Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities less purchases of property and equipment and development of internal-use software. We believe that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment and development of internal-use software, that can be used for strategic initiatives, if any.
The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(6,627)	$(7,202)
Purchase of property and equipment	(863)	(1,266)
Development of internal-use software	(52)	(236)
Free Cash Flow	$(7,542)	$(8,704)
Recently Adopted Accounting Pronouncements
For information on recently adopted accounting pronouncements, see Note 2 – Significant Accounting Policies within the Company’s 2024 Form 10-K, which was filed with the SEC on March 26, 2025, as well as Note 2 – Significant Accounting Policies within the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q.

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
A hypothetical 10% increase or decrease in interest rates would not have a material impact on interest expense or interest income earned during the three months ended March 31, 2025.
As of March 31, 2025, there was $28.2 million aggregate principal amount of the Note outstanding. We have elected to carry the Note at fair value. The fair value of the Note changes when the market price of our stock fluctuates or interest rates change. A hypothetical 10% increase or decrease in interest rates would have a $1.0 million impact on the fair value of debt along with a complementary impact to gain on fair value instruments within the Condensed Consolidated Statement of Operations and Comprehensive Income.
Foreign Currency Risk
We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. During the three months ended March 31, 2025, our operating expenditures denominated in foreign currencies were approximately $6.2 million, primarily in Mexican Pesos and Euros. Additionally, as of March 31, 2025, the Company had $52.0 million in foreign currency denominated lease liabilities, primarily in Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies would have a $5.8 million impact to our Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2025.
Equity Risk
We are exposed to risk related to our stock price which can impact our equity‑based compensation expense as well as our overall market capitalization. The fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations and Comprehensive Income with respect to future equity‑based compensation costs, specifically related to the performance based units which vest upon our stock price being above $15 per share, as well as any other equity based transactions. A hypothetical 10% increase or decrease in our stock price would not have an impact on our Condensed Consolidated Financial Statements for the three months ended March 31, 2025.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including its CEO and Chief Financial Officer (the “Executives”), to allow timely decisions regarding required disclosures.
Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to a reasonable assurance level.
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
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
In response to the material weaknesses identified in “Management’s Reporting on Internal Control Over Financial Reporting,” within the Company’s 2024 Form 10-K, which was filed with the SEC on March 26, 2025 we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Ongoing remediation activities include:
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
During 2024, we had executive leadership changes in the CEO and Chief Financial Officer positions. Under the direction of the new officers, we are holding control owners accountable for effective control operation and have implemented and enhanced process-level control activities. On at least a quarterly basis, management reports to the Audit Committee regarding the status of material weakness remediation efforts, including the number of control deficiencies, progress made towards material weakness remediation and the implementation of additional process-level control activities throughout the Company. We continue to remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs, as described above.
We believe the foregoing efforts will effectively remediate the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2024. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that controls are effective.

Changes in Internal Control Over Financial Reporting
As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Dispute with Former CEO and Board Member
We are currently involved in a legal dispute with a former Chief Executive Officer, who currently owns more than 5% of our Class A Common Stock, and a former Chairman of Inspirato. The parties filed suit in November of 2024 in Colorado State Court. They have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which the Plaintiffs are seeking unspecified damages. We dispute the claims and do not expect this litigation to have a material impact on our consolidated financial position or consolidated results of operations.
Class Action Complaint Relating to Restatement
On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado (the "Court") captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. We responded to these objections and on September 23, 2024, the Court granted our motion to dismiss the lawsuit without prejudice. On October 23, 2024, plaintiff filed an amended motion for the Court’s review and on November 6, 2024, the plaintiff filed a second amended complaint. We then filed a motion to dismiss the second amended complaint on December 11, 2024. The motion has been fully briefed as of February 6, 2025 and the court has taken the matter under advisement.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

1.1	Equity Distribution Agreement, dated September 24, 2024, by and between Inspirato Incorporated and Northland Securities, Inc.		8-K	001-39791	1.1	September 25, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company.		10-Q	001-39791	3.1	November 9, 2023
3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.2	October 18, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.1	April 28, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.
+The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inspirato Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspirato Incorporated

Date: May 8, 2025	By:	/s/ Payam Zamani
Payam Zamani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Michael Arthur
Michael Arthur
Chief Financial Officer
(Principal Financial and Accounting Officer)