Form 10-Q
period 2025-06-30
Inspirato Inc
filed 2025-08-13
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, the registrant had outstanding 12,469,941 shares of Class A Common Stock and 8,624,792 Warrants.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s hopes, beliefs, intentions or strategies regarding the future or future events or our future financial or operating performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:
•Our pending transaction with Buyerlink, Inc. (“Buyerlink”), the performance and results of the combined company following the transaction and the risk that the transaction will not close;
•Our contractual relationship with Capital One Services, LLC (“Capital One”);
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$16,724	$21,845
Restricted cash	13,045	13,160
Accounts receivable, net	3,451	3,767
Accounts receivable, net – related parties	—	883
Prepaid member travel	12,445	13,663
Prepaid expenses	3,321	3,116
Other current assets	1,613	1,949
Total current assets	50,599	58,383
Right-of-use assets	165,546	175,228
Goodwill	21,233	21,233
Property and equipment, net	10,828	14,079
Other noncurrent assets	4,436	4,962
Total assets	$252,642	$273,885

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,115	$23,021
Accounts payable and accrued liabilities - related parties	189	—
Deferred revenue	115,786	135,347
Lease liabilities	52,168	53,488
Total current liabilities	193,258	211,856
Deferred revenue, noncurrent	38,752	36,147
Lease liabilities, noncurrent	123,876	130,239
Convertible note	23,225	22,336
Other noncurrent liabilities	3,227	3,159
Total liabilities	382,338	403,737

Commitments and contingencies (Note 14)

Equity (Deficit)
Class A Common Stock, par value $0.0001 per share, 50,000 shares authorized, 12,470 and 11,763 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B Common Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class V Common Stock, $0.0001 par value per share, 25,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Preferred Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	165,170	161,323
Accumulated deficit	(294,867)	(291,176)
Total equity (deficit)	(129,696)	(129,852)
Total liabilities and equity (deficit)	$252,642	$273,885

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$63,108	$67,382	$128,997	$147,627
Cost of revenue	45,736	51,201	86,080	99,725
Gross margin	17,372	16,181	42,917	47,902
General and administrative	10,352	13,994	21,738	28,643
Sales and marketing	5,325	8,772	10,332	17,498
Operations	4,182	4,766	9,412	11,789
Technology and development	917	2,266	2,204	4,316
Depreciation and amortization	1,015	1,013	2,019	2,014
Interest expense, net	488	373	954	696
Loss (gain) on fair value instruments	261	316	(226)	(3,833)
Other expense (income), net	58	18	51	(277)
Loss and comprehensive loss before income taxes	(5,226)	(15,337)	(3,567)	(12,944)
Income tax expense	87	56	124	200
Net loss and comprehensive loss	(5,313)	(15,393)	(3,691)	(13,144)
Net loss and comprehensive loss attributable to noncontrolling interests	—	6,686	—	5,700
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(5,313)	$(8,707)	$(3,691)	$(7,444)

Loss Attributable to Inspirato Incorporated per Class A Share
Basic and diluted net loss attributable to Inspirato Incorporated per Class A share	$(0.42)	$(2.33)	$(0.30)	$(2.03)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, unaudited)

					Additional
	Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance as of January 1, 2024	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net income and comprehensive income	—	—	—	—	—	1,263	986	2,249
Equity-based compensation	—	—	—	—	2,878	—	—	2,878
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	103	—	—	—	(276)	—	—	(276)
Issuance of Class A shares upon conversion of Class V shares	36	—	(36)	—	(1,091)	—	1,091	—
Balance as of March 31, 2024	3,676	$7	2,871	$6	$257,038	$(284,519)	$(122,379)	$(149,847)
Net loss and comprehensive loss	—	—	—	—	—	(8,707)	(6,686)	(15,393)
Equity-based compensation	—	—	—	—	2,672	—	—	2,672
Issuance of common stock through employee stock purchase plan	24	—	—	—	84	—	—	84
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	106	—	—	—	(98)	—	—	(98)
Issuance of Class A shares upon conversion of Class V shares	13	—	(13)	—	(1,706)	—	1,706	—
Balance as of June 30, 2024	3,819	$7	2,858	$6	$257,990	$(293,226)	$(127,359)	$(162,582)

Balance as of January 1, 2025	11,763	$1	—	$—	$161,323	$(291,176)	$—	$(129,852)
Net income and comprehensive income	—	—	—	—	—	1,622		1,622
Equity-based compensation	—	—	—	—	1,075	—	—	1,075
Issuance of common stock upon vesting of restricted stock units	95	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	583	—	—	—	2,000	—	—	2,000
Balance as of March 31, 2025	12,441	$1	—	$—	$164,398	$(289,554)	$—	$(125,155)
Net loss and comprehensive loss	—	—	—	—	—	(5,313)	—	(5,313)
Equity-based compensation	—	—	—	—	714	—	—	714
Issuance of common stock through employee stock purchase plan	17	—	—	—	58	—	—	58
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—	—	—
Balance as of June 30, 2025	12,470	$1	—	$—	$165,170	$(294,867)	$—	$(129,696)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,691)	$(13,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,167	5,448
Loss on disposal of fixed assets	104	164
Gain on fair value instruments	(226)	(3,833)
Asset impairments	386	—
Paid-in-kind interest	1,115	1,030
Equity‑based compensation	1,789	5,550
Amortization of right-of-use assets	29,398	31,789
Changes in operating assets and liabilities:
Accounts receivable, net	1,199	483
Accounts receivable, net – related parties	—	(492)
Prepaid member travel	1,218	2,970
Prepaid expenses	(205)	241
Other assets	327	185
Accounts payable and accrued liabilities	2,358	(2,171)
Accounts payable and accrued liabilities - related parties	189	—
Deferred revenue	(16,956)	(4,354)
Lease liabilities	(27,785)	(33,322)
Other liabilities	68	487
Net cash used in operating activities	$(5,545)	$(8,969)

Cash flows from investing activities:
Purchase of property and equipment	$(1,495)	$(3,170)
Development of internal-use software	(254)	(356)
Net cash used in investing activities	$(1,749)	$(3,526)

Cash flows from financing activities:
Proceeds from exercise of Investment Warrants	$2,000	$—
Payments of employee taxes for share-based awards	—	(374)
Proceeds for purchases of shares for employee stock purchase plan	58	84
Net cash provided by (used in) financing activities	$2,058	$(290)

Net decrease in cash, cash equivalents and restricted cash	$(5,236)	$(12,785)
Cash, cash equivalents and restricted cash – beginning of period	35,005	42,266
Cash, cash equivalents and restricted cash – end of period	$29,769	$29,481

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
For members, the Company offers access to a diverse portfolio of curated luxury vacation options that include approximately 325 private luxury vacation homes available to the Company’s members and accommodations at approximately 230 luxury hotel and resort partners in over 170 destinations around the world as of June 30, 2025. The Company’s portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
As of June 30, 2025, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties. These entities typically lease local properties.
Investment Agreement
On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC, a Delaware limited liability company ("One Planet Group" or the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock (pursuant to the "Investment Warrant Agreement"), for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants, each redeemable for one share of Class A Common Stock, for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable to up to 3.6 million (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. On February 21, 2025, the Purchaser exercised 583,099 Investment Warrants, resulting in $2.0 million of proceeds to the Company.
Further, on October 22, 2024, the Company entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) to sell two investors a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.
Merger Agreement
On June 25, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buyerlink Inc. ("Buyerlink"), which is wholly owned by One Planet Ops Inc. (“One Planet Ops”). One Planet Ops is a wholly owned subsidiary of One Planet Group, which is a related party of Inspirato because One Planet Group is owned by Payam Zamani, Chief Executive Officer and Chairperson of the Board of the Company. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, a subsidiary of Inspirato will merge with and into Buyerlink (the “Merger”), with Buyerlink surviving the Merger as a wholly owned subsidiary of Inspirato. The completion of the Merger is subject to customary mutual closing conditions, including the approval of Inspirato's shareholders. As consideration for the Merger, the Company will issue to One Planet Ops (i) 73,891,230 shares of Class A Common Stock and (ii) 8,262,327 shares of newly designated Inspirato preferred stock, in each case subject to adjustment as set forth in the Merger Agreement. In addition, Inspirato will issue to certain Buyerlink employees approximately 7,407,800 Inspirato restricted stock units and $2.8 million in cash awards. The Company expects the Merger will be treated as a reverse acquisition in which Buyerlink is the accounting acquiror and Inspirato is the accounting acquiree and the accounting consideration would be the value of Inspirato's shares outstanding at the closing of the Merger.
Following the Merger, the Company will change its name to One Planet Platforms, Inc. and will continue as the publicly traded holding company of both Buyerlink and Inspirato LLC. Additionally, One Planet Ops will have the right to designate six of the seven members of the Inspirato Board of Directors and an independent special committee of the board will have the right to designate the remaining member.
The shares of the Company's preferred stock to be issued to One Planet Ops upon the closing of the Merger will be entitled to receive monthly cash dividends accruing at 7.0% per annum, will have a liquidation preference of $3.61 per share and will be convertible into shares of the Company's Class A Common Stock on a 1:1 basis. The shares of preferred stock will be mandatorily redeemable on the fifth anniversary of the closing of the Merger or, at One Planet Ops’ election, in three equal installments on the first three anniversaries of the closing. The redemption price will equal the liquidation preference plus accrued and unpaid dividends or the value of the Company's Class A Common Stock into which the preferred stock is then convertible.
Transaction costs in connection with the Merger Agreement are expensed as incurred. During both the three and six months ended June 30, 2025, $0.8 million transaction costs have been incurred and are recorded to general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Merger Agreement contains termination rights both for the Company and Buyerlink, including, among others, if the consummation of the Merger does not occur on or before October 31, 2025 and, subject to certain conditions, if the Company wishes to terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement). Upon termination of the Merger Agreement under specified circumstances, the Company may be obligated to pay to Buyerlink a termination fee, or Buyerlink may be obligated to pay to the Company a reverse termination fee, of $1.0 million.
Liquidity
During the year ended December 31, 2024 and the six months ended June 30, 2025, the Company experienced declines in active paid member subscriptions (“Subscriptions”), which are paid in full and for which the Company expects payment for renewal, and nights delivered. As a result of these negative trends, revenues declined to $63.1 million and $129.0 million for the three and six months ended June 30, 2025, respectively, from $67.4 million and $147.6 million for the three and six months ended June 30, 2024, respectively. The Company also experienced cash flows from operating activities of $1.1 million, negative $5.5 million, negative $1.8 million and negative $9.0 million for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $16.7 million of cash and cash equivalents and $13.0 million of restricted cash compared to $21.8 million of cash and cash equivalents and $13.2 million of restricted cash as of December 31, 2024.
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
On June 25, 2025, the Company entered into the Merger Agreement with Buyerlink. If the Merger is completed the Company will have potential access to additional capital.
On March 21, 2025, the Company entered into a twelve-month Forbearance and Amendment Agreement (the "Agreement") with Oakstone Ventures, Inc. ("Oakstone"), an affiliate of Capital One Services LLC ("Capital One"), the holder of the Company’s 8% Senior Secured Convertible Note due in 2028 (the "Note"). Pursuant to the Agreement, Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the related Commercial Agreement discussed in Note 7 – Debt) during the forbearance period. The Agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.

On February 21, 2025, the Purchaser exercised 583,099 of its 3,644,314 Investment Warrants resulting in $2.0 million of proceeds to the Company.
Additionally, on September 24, 2024, the Company entered into an equity distribution agreement (the "Sales Agreement") with Northland Securities, Inc. ("Northland") to sell shares of the Company's Class A Common Stock, from time to time, through an "at the market offering" program under which Northland will act as sales agent or principal. The Company has an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement and has not begun to sell shares under the Sales Agreement as of June 30, 2025.
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
These Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars, except per share amounts and unless otherwise noted.
See Note 2 – Significant Accounting Policies to the audited consolidated financial statements in the Company’s 2024 Form 10-K for a summary and discussion of the Company’s significant accounting policies, except as updated below.
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
(c) Recently Issued Accounting Pronouncements Not Yet Adopted
In January of 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date (“ASU 2025-01”). This guidance was issued to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This guidance requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The guidance is effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on the Consolidated Financial Statements.
In July of 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and

Contract Assets for Private Companies and Certain Not-for-Profit Entities (PCC) ("ASU 2025-05"). This guidance was issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-05 on the Consolidated Financial Statements.
(3) Revenue
Revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residence and hotel travel	$24,922	$29,072	$63,203	$73,262
Experiences and bespoke travel	14,457	9,774	17,899	15,258
Total Travel	39,379	38,846	81,102	88,520
Subscription	19,363	25,240	40,255	53,305
Rewards and other revenue	4,366	3,296	7,640	5,802
Total	$63,108	$67,382	$128,997	$147,627
The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s employees for obtaining contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the related contracts. As of June 30, 2025, the balance of capitalized commissions was $2.7 million, of which $1.1 million is included within other current assets and $1.6 million is included within other noncurrent assets on the Condensed Consolidated Balance Sheet. At December 31, 2024, the balance of capitalized commissions was $2.8 million, of which $1.2 million is included within other current assets and $1.6 million is included within other noncurrent assets on the Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2025 and 2024, the Company recognized $0.3 million, $0.7 million, $0.8 million and $1.1 million, respectively, of amortization expense in sales and marketing within the Condensed Consolidated Statements of Operations and Comprehensive Loss. Contract liabilities include deferred revenue as discussed below.
Assets and liabilities related to contracts with members are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Accounts receivable, net	$3,451	$3,767
Prepaid member travel	$12,445	$13,663
Other current assets	$1,115	$1,216
Other noncurrent assets	$1,552	$1,549

Liabilities:
Deferred revenue, current	$115,786	$135,347
Deferred revenue, noncurrent	$38,752	$36,147

Deferred revenue is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Travel	$59,985	$66,871
Subscriptions	69,803	75,730
Travel credits	20,406	17,830
Rewards	4,344	11,063
Total	154,538	171,494
Less: Deferred revenue, noncurrent	38,752	36,147
Deferred revenue, current	$115,786	$135,347
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
Deferred revenue related to Inspirato Rewards ("Rewards") represents multiple performance obligations associated with the Company’s member loyalty program. Revenues related to Rewards were recognized over time based upon historical travel patterns and members’ average life, which includes an estimate of Rewards benefits that will expire or will not be used during the benefit period of the Rewards material rights (up to 30 months). On June 30, 2025, the Rewards program ended and the remaining deferred liability from the program represents the remaining performance obligations yet to be delivered.
During the six months ended June 30, 2025, the Company recognized approximately $94.7 million of revenue that had been included in the balance of deferred revenue as of December 31, 2024. The deferred revenue balance changed during the quarter primarily due to: (i) increases from payments the Company received before transferring control of goods or services to customers and (ii) decreases as the Company satisfied those performance obligations and recognized the related revenue. During the six months ended June 30, 2024, $107.8 million of revenue was recognized that was included in the $177.5 million balance of deferred revenue as of December 31, 2023.
(4) Prepaid Expenses and Prepaid Member Travel
Prepaid expenses
Prepaid expenses are as follows (in thousands):

	June 30, 2025	December 31, 2024
Software	$1,141	$740
Property operations	552	405
Insurance	1,257	1,407
Operating supplies	371	564
Total	$3,321	$3,116

Prepaid Member Travel
Prepaid member travel of $12.4 million and $13.7 million as of June 30, 2025 and December 31, 2024, respectively, generally represents deposits the Company has made for future member travel.
(5) Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	Useful Life (years)	June 30, 2025	December 31, 2024
Residence leasehold improvements	3	$18,327	$19,665
Internal-use software	3	18,546	17,975
Corporate office leasehold improvements	3	3,901	3,901
Furniture, fixtures and equipment	5	1,365	1,292
Computer equipment	3	1,198	1,136
Residence vehicles	5	522	582
Property and equipment, gross		43,859	44,551
Accumulated depreciation and amortization		(33,031)	(30,472)
Property and equipment, net		$10,828	$14,079
Components of depreciation and amortization were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Internal-use software	$1,262	$1,185	$2,500	$2,335
Furniture, fixtures and equipment	688	1,159	1,948	2,116
Residence leasehold improvements	168	272	388	576
Corporate office leasehold improvements	121	120	241	241
Computer equipment	22	53	43	109
Residence vehicles	16	31	47	71
Total depreciation and amortization	$2,277	$2,820	$5,167	$5,448
Depreciation and amortization was recognized within the Condensed Consolidated Statements of Operations and Comprehensive Loss under the following line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$864	$1,453	$2,367	$2,742
General and administrative	398	354	781	692
Depreciation and amortization	1,015	1,013	2,019	2,014
Total depreciation and amortization	$2,277	$2,820	$5,167	$5,448

(6) Accounts Payable and Accrued Liabilities
The following table presents the components of accounts payable and accrued liabilities (in thousands):

	June 30, 2025	December 31, 2024
Trade creditors	$15,763	$11,386
Occupancy taxes payable	6,090	7,520
Compensation accruals	2,948	3,679
Income and other taxes payable	314	436
Accounts payable and accrued liabilities	$25,115	$23,021
(7) Debt
Convertible Note
On August 7, 2023, the Company entered into an investment agreement with Oakstone, an affiliate of Capital One, relating to the sale and issuance to Oakstone of the Note. The Note is due in 2028 and had an initial principal amount of $25.0 million. On September 29, 2023, the Company issued the Note. The total net proceeds from this offering were $23.1 million, after deducting $1.9 million of debt issuance costs.
The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato Incorporated’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of June 30, 2025 and December 31, 2024, the outstanding amount of the Note was $28.7 million and $27.6 million, respectively.
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
On or after the three-year anniversary of the Closing, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note and the associated Commercial Agreement, as defined below, also include a minimum liquidity threshold of $10 million. On March 21, 2025, the Company entered into a twelve month forbearance agreement whereby Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the Commercial Agreement) during the forbearance period. The agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.

Upon a change of control of the Company, the termination of the commercial agreement between Inspirato LLC and an affiliate of the Oakstone executed pursuant to the investment agreement (the “Commercial Agreement”) by the Company or the termination of the Commercial Agreement by Capital One due to the Company’s material breach, Oakstone may require the Company to repurchase all or any part of the Note at a cash price equal to the greater of (i) 1.5 times the then-outstanding principal amount and accrued and unpaid interest thereon or (ii) the then-fair market value of the shares issuable upon conversion of the portion of the Note to be repurchased. Upon an Event of Default, Oakstone may declare the principal of, and all accrued and unpaid interest under, to be due and payable on the Note immediately.
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
The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses within the Condensed Consolidated Statements of Operations and Comprehensive Loss. Fair value adjustments to the Note of a loss of $0.3 million, a gain of $0.2 million, a loss of $0.3 million and a gain of $3.9 million for the three and six months ended June 30, 2025 and 2024, respectively, were recorded in loss (gain) on fair value instruments within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Interest, Net
The Company incurred net interest expense of $0.5 million, $1.0 million, $0.4 million and $0.7 million for the three and six months ended June 30, 2025 and 2024, respectively, which has been recognized to interest expense, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company incurred interest expense on the Note of $0.6 million, $1.2 million, $0.5 million and $1.0 million during the three and six months ended June 30, 2025 and 2024, respectively. The interest expense was offset by interest income from the Company’s banking relationship of $0.1 million, $0.2 million, $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
(8) Leases
The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of June 30, 2025, active leases have remaining initial terms ranging from less than 1 to 18 years, and generally contain extension options at the approval of both parties. The Company has not generally included these renewal periods in the lease term as it is not reasonably certain that the renewal option will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement, which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table details the composition of operating lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$15,341	$18,830	$32,156	$38,558
Variable lease expense	358	200	733	501
Total lease expense	$15,699	$19,030	$32,889	$39,059

The maturities of the operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Fiscal Year Ending	Operating Leases
Remainder of 2025	$34,966
2026	55,849
2027	37,708
2028	25,736
2029	16,540
2030 and thereafter	38,390
Total minimum lease payments	209,189
Less: interest expense	33,145
Present value of lease obligations	176,044
Less: current lease obligations	52,168
Long-term lease obligations	$123,876
The Company has entered into a subleasing agreement for a number of homes in a single location which contains an extension option at the approval of both parties. During the three and six months ended June 30, 2025, the Company had $0.4 million and $0.6 million, respectively, in sublease income related to this agreement. There was no sublease income during the three and six months ended June 30, 2024.
As of June 30, 2025, the Company was party to one lease that had not yet commenced. Future payments under this lease were $2.4 million as of June 30, 2025.
The following table presents additional information about the operating lease obligations:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.7	5.1
Weighted-average discount rate	9.16%	9.14%
Impairment of Right-of-Use Assets
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.
During the three and six months ended June 30, 2025 and 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. During the three months ended June 30, 2025, the Company determined that one lease had ceased all active use and consequently impaired the right-of-use asset to zero. During the three and six months ended June 30, 2025, the Company recorded $0.4 million in impairment expense related to this lease within cost of revenue on the Condensed Consolidated Statements of Operations and Comprehensive Loss. There was no impairment expense recorded during the three and six months ended June 30, 2024.
Gain on Lease Termination
The Company entered into a Lease Termination and Surrender Agreement on August 12, 2024, subsequently amended on August 30, 2024, effective August 31, 2024 (the “Termination Agreement”) to terminate certain previously impaired, underperforming leases under which the Company did not previously have termination rights. The Termination Agreement resulted in a decrease to the Company’s right-of-use assets of $4.6 million and corresponding decrease to operating lease liabilities of approximately $41.7 million, resulting in a gain on lease termination of $37.1 million, which was recorded to (gain) on lease termination and loss on asset impairments on the Consolidated Statement of Operations and Comprehensive Loss in the Company’s 2024 Form 10-K. Additionally, as part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of June 30, 2025, the Company has paid the remaining $2.6 million portion of the termination fee that was owed as of December 31, 2024.

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
The effective income tax rate was negative 1.7%, negative 3.5%, negative 0.4% and negative 1.5% for the three and six months ended June 30, 2025 and 2024, respectively. The income tax expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss represents amounts owed to state and foreign taxing authorities.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato Incorporated as of June 30, 2025 and December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
On February 11, 2022, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company was generally required to pay holders of the noncontrolling interests in Inspirato LLC, who also held noneconomic voting interests in Inspirato Incorporated through their ownership of Class V Common Stock of Inspirato Incorporated (the “Continuing Inspirato Members”), 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realized directly or indirectly (or were deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato Incorporated's Class A Common Stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). On August 9, 2024, the TRA was terminated by the Company and the other signatory parties. As consideration for the termination, the Company paid a full and final settlement amount of $0.3 million, which is presented within restructuring charges within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.
The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
As of both June 30, 2025 and December 31, 2024, the Company had recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $3.2 million, within other noncurrent liabilities on the Condensed Consolidated Balance Sheets based on its current estimate of their realizability.
(10) Equity of Inspirato Incorporated
As of June 30, 2025, the Company had four classes of stock authorized: Class A Common Stock, Class B Common Stock, Class V Common Stock and Preferred Stock. On September 30, 2024, all remaining shares of Class V Common Stock were converted to shares of Class A Common Stock. As of June 30, 2025, no shares of Class B Common Stock, Class V Common Stock or Preferred Stock were outstanding. Holders of the shares of Class A Common Stock will vote on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A Common Stock will be entitled to one vote on such matters. Holders of any shares of Class B Common Stock that may be issued in the future will not have voting rights.
Warrants
Investment Warrants
As discussed in Note 1 – Nature of Business, and pursuant to the Investment Agreement, along with each purchase of shares of Class A Common Stock, including optional additional shares, the Purchaser obtained an equivalent number of Investment Warrants, each of which can be exercised for additional shares of Class A Common Stock at $3.43 per share and are exercisable for 5 years. The Investment Warrants are also exercisable at the election of the Purchaser in a cashless exercise. In the event of a cashless exercise, in lieu of paying the exercise price in cash, the Purchaser will surrender the number of shares necessary to settle the cash payment due from exercising of the Investment Warrants. On February 21, 2025, the Purchaser exercised Investment Warrants to purchase 583,099 shares of Class A Common Stock at an exercise price of $3.43 per share, paid in cash. As of June 30, 2025, there were 3.1 million Investment Warrants outstanding expiring in 2029.
Public Warrants
The Company is party to issued and outstanding Public Warrants to purchase shares of Class A Common Stock at a price of $230 per share. As of both June 30, 2025 and December 31, 2024, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock. The Public Warrants were valued at less than $0.1 million at both June 30, 2025 and December 31, 2024 and are recorded within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(11) Loss Attributable to Inspirato Incorporated per Class A Share
Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends. As no shares of Class B Common Stock were issued as of June 30, 2025, the computation of basic and diluted earnings per share includes only Class A Common Stock.
EPS is computed using the two-class method. Under the two-class method, the Company allocates net income attributable to Inspirato Incorporated to Class A Common Stock (including those with vested share-based awards). Basic earnings per share is calculated by taking net income attributable to Inspirato Incorporated, less earnings allocated to Class A Common Stock, divided by the basic weighted-average Class A Common Stock outstanding. Net income per share is calculated by taking net income attributable to Inspirato Incorporated divided by the weighted-average Class A Common Stock outstanding. In accordance with the two-class method, diluted earnings per share is calculated using the more dilutive of the impact of the treasury-stock method or from reducing net income for the earnings allocated to Class A Common Stock.
The following table presents the basic EPS for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(5,313)	$(8,707)	$(3,691)	$(7,444)
Weighted average Class A Shares outstanding, Basic and Diluted	12,714	3,730	12,320	3,663
Net loss and comprehensive loss attributable to Inspirato Incorporated per Class A Share, Basic and Diluted	$(0.42)	$(2.33)	$(0.30)	$(2.03)
The following securities are excluded from the computation of diluted shares for the three and six months ended June 30, 2025 and 2024 due to their anti-dilutive effects (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Performance-based units	683	—	731	—
Public Warrants	431	431	431	431
Stock options	92	165	105	177
Restricted stock units	1,031	564	1,026	606
Investment warrants	3,061	—	3,226	—
Note	958	885	958	885
Anti-dilutive securities	6,256	2,045	6,477	2,099

(12) Equity-Based Compensation
During the three and six months ended June 30, 2025 and 2024, the Company recognized $0.7 million, $1.8 million, $2.7 million and $5.6 million, respectively, of equity‑based compensation. The following table details where equity‑based compensation is recognized on the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$8	$14	$18	$32
General and administrative	528	1,943	1,274	4,005
Sales and marketing	71	248	161	570
Operations	64	283	231	576
Technology and development	43	184	105	367
Total equity-based compensation	$714	$2,672	$1,789	$5,550
The Company also recognized income tax benefits from stock compensation of $0.1 million, $0.4 million, $0.4 million and $0.8 million for the three and six months ended June 30, 2025 and 2024, respectively.
Equity-Based Compensation Plans
2021 Plan
Under the 2021 Equity Incentive Plan (the “2021 Plan”), the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance awards to employees, directors and consultants. The number of awards that may be issued is calculated yearly based on provisions of the 2021 Plan. Once granted, the RSUs typically vest ratably over a period of one to four years with a cliff vesting on the first anniversary and continue to vest quarterly thereafter.
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
Unit Option Plan
In 2021, the Board of Managers of Inspirato LLC maintained an equity-based compensation plan (the “Unit Option Plan”), which provided for the grant of options to purchase the Inspirato LLC’s common units by Inspirato LLC’s employees, directors and consultants. No issuances under the Unit Option Plan have been made since January 2021 and the Unit Option Plan was terminated in 2022.
Options under the Unit Option Plan were granted at a price per unit equal to the fair value of the underlying common units at the date of grant. Options under the Unit Option Plan generally had a 10-year contractual term and vested over a three-year to five-year period starting from the date specified in each applicable option agreement.

Equity Awards Detail
RSUs
The following table represents RSU activity for the six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2023	727	$41.42
Granted	308	$3.94
Vested	(300)	$35.09
Forfeited	(30)	$35.46
Outstanding as of June 30, 2024	705	$27.99

Outstanding as of December 31, 2024	959	$6.83
Granted	245	$4.68
Vested	(107)	$15.27
Forfeited	(125)	$8.85
Outstanding as of June 30, 2025	972	$5.10
As of June 30, 2025, there was $3.8 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 2.7 years.
PBUs
During the year ended December 31, 2024, the Company granted 500,000 performance-based units (“PBUs”) of Class A Common Stock (the "Share Price PBUs"), which will vest in full on the trading day after the Company’s Class A Common Stock achieves the market condition of a closing price of $15.00 per share or more over a period of at least 30 consecutive trading days from August 14, 2024 through August 13, 2025 (the “Performance Period”). If the performance stock price goal is not met during the Performance Period, the Share Price PBUs will be forfeited on August 14, 2025. During the three and six months ended June 30, 2025, $0.1 million and $0.2 million, respectively, of stock compensation expense was recognized to general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive Loss related to the Share Price PBUs and there is $0.1 million of unrecognized stock compensation expense as of June 30, 2025. The Company had 500,000 Share Price PBUs outstanding as of June 30, 2025.
Additionally, during the year ended December 31, 2024, the Company granted $1.3 million in PBUs which vest based on specified financial targets (the "Target PBUs") from the Company's year ended December 31, 2025 consolidated financial statements. The number of units to be granted is dependent on the 5 day average closing price of the Company's stock following the fourth quarter 2025 earnings call if the specified targets are met during the year. During the three and six months ended June 30, 2025, the financial targets set for the Target PBUs were modified to have partial achievement metrics. During the three and six months ended June 30, 2025, $0.8 million in awards were forfeited. As of June 30, 2025, the Company does not consider the targets set for the Target PBUs to be probable and, therefore, has not recognized any expense during the three and six months ended June 30, 2025. The Company had $0.5 million Target PBUs outstanding as of June 30, 2025.
Options
The Company had 74,000 and 123,000 stock options outstanding and exercisable as of June 30, 2025 and December 31, 2024, respectively. No stock options have been granted since January of 2021. There were no stock option exercises during the three and six months ended June 30, 2025 or 2024.
(13) Noncontrolling Interest
The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated.

On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of Inspirato equal to the number of common units exchanged. The Mandatory Exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of Inspirato held by such members. The Mandatory Exchange occurred on September 30, 2024 and as a result, there is no remaining noncontrolling interest as of June 30, 2025 and December 31, 2024 as Inspirato Incorporated fully owns Inspirato LLC.
During the three and six months ended June 30, 2024, the Company issued 13,000 and 49,000 shares, respectively, of Class A Common Stock in exchange for the same number of common units, resulting also in the cancellation of the same number of shares of Class V Common Stock.
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
The Company is currently involved in a legal dispute with a former Chief Executive Officer and a former Chairman of the Company. The parties filed suit in November of 2024 in Colorado State Court. The former officers have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which they are seeking unspecified damages. The Company disputes the claims and litigation is currently ongoing.
On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado (the "Court") captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of the Company’s prior public statements about its results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. The Company responded to these objections and on September 23, 2024, the Court granted the Company’s motion to dismiss the lawsuit without prejudice. On October 23, 2024, plaintiff filed an amended motion for the Court’s review and on November 6, 2024, the plaintiff filed a second amended complaint. The Company then filed a motion to dismiss the second amended complaint on December 11, 2024. The motion has been fully briefed as of February 6, 2025, and the court has taken the matter under advisement.
Financial Guarantees
The Company is a party to financial guarantee requirements with third parties for real estate and payment processor agreements. The guarantees are satisfied through $30.0 million in surety bonds and restricted cash. The surety bond agreements remain in effect and their term is continuous. The surety has the right to terminate the bonds upon 180 days notice. The Company has the right to terminate the bonds upon termination and satisfaction of the agreement that the bonds secure. As of June 30, 2025 and December 31, 2024, the Company had $13.0 million and $13.2 million, respectively, in restricted cash within the Condensed Consolidated Balance Sheets.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 based on the three-tier fair value hierarchy (in thousands):

		June 30, 2025
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$16,724	$—	$—	$16,724
Restricted cash	Restricted cash	13,045	—	—	13,045
Total		$29,769	$—	$—	$29,769
Liabilities
Convertible note	Convertible note	$—	$—	$23,225	$23,225
Total		$—	$—	$23,225	$23,225

		December 31, 2024
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$21,845	$—	$—	$21,845
Restricted cash	Restricted cash	13,160	—	—	13,160
Total		$35,005	$—	$—	$35,005
Liabilities
Convertible note	Convertible note	$—	$—	$22,336	$22,336
Total		$—	$—	$22,336	$22,336
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
Public Warrants
The Company is party to issued and outstanding Public Warrants, which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. During the year ended December 31, 2024, the Public Warrants were reclassified as equity-based awards and, thus, are no longer required to be reassessed for fair value at each balance sheet date. Prior to the reclassification, the Public Warrants utilized an observable price in an active market to assess their fair value the warrants and therefore were categorized as Level 1 instruments and were subject to remeasurement at each balance sheet date. During both the three and six months ended June 30, 2024, the Company recognized less than $0.1 million in a fair market value adjustment. Fair market value adjustments are recognized to loss (gain) on fair value instruments within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
(16) Employee Benefit Plans
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. As of both June 30, 2025 and December 31, 2024, the Company had approximately 86,000 and 103,000, respectively, shares of Class A Common Stock, which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by Inspirato for at least six months are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the ESPP. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the three and six months ended June 30, 2025 and 2024, there were 17,000, 17,000, 24,000 and 24,000, respectively, employee purchases of Class A Common Stock through the ESPP.
401(k) Employee Savings Plan
The Company sponsors a defined contribution 401(k) plan that covers substantially all employees. During the three and six months ended June 30, 2025 and 2024, the Company made no matching contributions.
(17) Related Party Transactions
One Planet Group
In August of 2024, the Company entered into the Termination Agreement in order to terminate certain previously impaired, underperforming leases. Under the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As security for the Company’s obligation to pay the termination fee, One Planet Group agreed to guarantee such payment upon the occurrence of any of the following events: (i) the Company’s default in payment or performance of obligations, (ii) the Company’s voluntary petition in bankruptcy or insolvency, or (iii) any proceeding filed or brought against the Company. In exchange for One Planet Group’s guarantee of the termination fee payment, the Company agreed to pay One Planet Group $0.6 million ratably over six months beginning January 2025. On December 11, 2024, the Board of Directors approved an amendment to the payment terms for One Planet Group's guarantee pursuant to which the Company issued to One Planet Group 177,515 shares of Class A Common Stock in lieu of the cash payments. The issuance of the shares satisfied the Company’s obligations with respect to the payments owed in exchange for One Planet Group's guarantee and the settlement was reflected within the Consolidated Statement of Equity (Deficit) for the year ended December 31, 2024.
Subsequent to the Investment Agreement with One Planet Group, the Company entered into various arrangements for expense reimbursements between One Planet Group and the Company relating to executive travel reimbursement and management consulting fees and may enter into other arrangements in the future. Total expenses under these arrangements were $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively.
In March of 2025, the Company entered into an agreement with Buyerlink to provide digital marketing services to the Company in exchange for compensation for each sale closed. There was no expense recognized during either the three or six months ended June 30, 2025 as no services were performed under the terms of the agreement.
On June 25, 2025, the Company entered into the Merger Agreement with Buyerlink. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, a subsidiary of Inspirato will merge with and into Buyerlink, with Buyerlink surviving the Merger as a wholly owned subsidiary of Inspirato. The completion of the Merger is subject to customary mutual closing conditions, including the approval of Inspirato's shareholders. As consideration for the Merger, the Company will issue to One Planet Ops (i) 73,891,230 shares of Class A Common Stock and (ii) 8,262,327 shares of newly designated Inspirato preferred stock, in each case subject to adjustment as set forth in the Merger Agreement. In addition, Inspirato will issue to certain Buyerlink employees approximately 7,407,800 Inspirato restricted stock units and $2.8 million in cash awards. The Company expects the Merger will be treated as a reverse acquisition in which Buyerlink is the accounting acquiror and Inspirato is the accounting acquiree and the accounting consideration would be the value of Inspirato's shares outstanding at the closing of the Merger. See Note 1 – Nature of Business for additional information.
Exclusive Resorts
The Company has several agreements with Exclusive Resorts where several of the Company’s significant shareholders and former board members also held a significant investment as of December 31, 2024. The companies have entered into several different license or property usage agreements whereas each company may use and operate certain homes from the other company’s portfolio for their own members’ travel. The Company recognized related party revenue from these arrangements of $0.1 million during both the three and six months ended June 30, 2024. The Company did not recognize related party expense from these arrangements during the three and six months ended June 30, 2025 or 2024. On January 15, 2025, the common owner between the Company and Exclusive Resorts sold their ownership in the Company. On February 11, 2025, the Company and Exclusive Resorts agreed to terminate all license and property usage agreements with an effective end date of February 28, 2025. As of June 30, 2025, Exclusive Resorts is no longer a related party, however, the total value due from Exclusive Resorts is $1.3 million and is recorded to accounts receivable, net on the Condensed Consolidated Balance Sheet. As of December 31, 2024, the total value due from Exclusive Resorts was $0.9 million and is recorded to accounts receivable, net – related parties on the Condensed Consolidated Balance Sheet.
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
The Company incurred $6.4 million in restructuring charges from August 12, 2024 through December 31, 2024 that consisted of $2.0 million of cash restructuring charges and $4.4 million of non-cash restructuring charges. These restructuring charges are included in restructuring charges in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. Through June 30, 2025, the Company paid all remaining cash restructuring charges in connection with the Reorganization Plan.
As part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of June 30, 2025, the Company has paid the remaining $2.6 million portion of the termination fee that was owed as of December 31, 2024. See Note 8 – Leases for additional information.
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

The following table presents the components of revenue and cost of revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Residence and hotel travel	$24,922	$29,072	$63,203	$73,262
Experiences and bespoke travel	14,457	9,774	17,899	15,258
Total Travel	39,379	38,846	81,102	88,520
Subscription	19,363	25,240	40,255	53,305
Rewards and other revenue	4,366	3,296	7,640	5,802
Total revenue	$63,108	$67,382	$128,997	$147,627
Cost of revenue:
Lease costs	$15,699	$19,030	$32,889	$39,059
Booking fees	21,595	20,003	35,535	40,018
Fixed operating costs	2,912	4,642	6,050	8,411
Variable operating costs	2,243	4,050	5,203	7,314
Depreciation expense	864	1,453	2,367	2,742
Other cost of revenue	2,423	2,023	4,036	2,181
Total cost of revenue	45,736	51,201	86,080	99,725
Gross margin	$17,372	$16,181	$42,917	$47,902

General and administrative	$10,352	$13,994	$21,738	$28,643
Sales and marketing	5,325	8,772	10,332	17,498
Operations	4,182	4,766	9,412	11,789
Technology and development	917	2,266	2,204	4,316
Depreciation and amortization	1,015	1,013	2,019	2,014
Interest expense, net	488	373	954	696
Loss (gain) on fair value instruments	261	316	(226)	(3,833)
Other expense (income), net	58	18	51	(277)
Loss and comprehensive loss before income taxes	(5,226)	(15,337)	(3,567)	(12,944)
Income tax expense	87	56	124	200
Net loss and comprehensive loss	(5,313)	(15,393)	(3,691)	(13,144)
Net loss and comprehensive loss attributable to noncontrolling interests	—	6,686	—	5,700
Net loss and comprehensive loss attributable to Inspirato Incorporated	$(5,313)	$(8,707)	$(3,691)	$(7,444)

(20) Supplemental Financial Information
The following table presents the year-to-date supplemental and non-cash investing and financing activities (in thousands):

	Six months ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for income taxes	$195	$106
Significant non-cash transactions:
Conversion of Class V to Class A stock	$—	$2,797
Fixed assets purchased but unpaid, included in accounts payable at period end	$256	$367
Operating lease right-of-use assets exchanged for lease obligations	$20,102	$20,993

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three and six months ended June 30, 2025 and 2024, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2025. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
For members, we offer access to a diverse portfolio of curated luxury vacation options that include approximately 325 private luxury vacation homes available to our members and accommodations at approximately 230 luxury hotel and resort partners in over 170 destinations around the world as of June 30, 2025. Our portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
Merger Agreement
On June 25, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buyerlink Inc. ("Buyerlink"), which is wholly owned by One Planet Ops Inc. (“One Planet Ops”). One Planet Ops is a wholly owned subsidiary of One Planet Group, which is a related party of Inspirato because One Planet Group is owned by Payam Zamani, Chief Executive Officer and Chairperson of the Board of the Company. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, a subsidiary of Inspirato will merge with and into Buyerlink (the “Merger”), with Buyerlink surviving the Merger as a wholly owned subsidiary of Inspirato. The completion of the Merger is subject to customary mutual closing conditions, including the approval of Inspirato's shareholders. As consideration for the Merger, we will issue to One Planet Ops (i) 73,891,230 shares of Class A Common Stock and (ii) 8,262,327 shares of newly designated Inspirato preferred stock, in each case subject to adjustment as set forth in the Merger Agreement. In addition, Inspirato will issue to certain Buyerlink employees approximately 7,407,800 Inspirato restricted stock units and $2.8 million in cash awards. The Company expects the Merger will be treated as a reverse acquisition in which Buyerlink is the accounting acquiror and Inspirato is the accounting acquiree and the accounting consideration would be the value of Inspirato's shares outstanding at the closing of the Merger.
Following the Merger, the Company will change its name to One Planet Platforms, Inc. and will continue as the publicly traded holding company of both Buyerlink and Inspirato LLC. Additionally, One Planet Ops will have the right to designate six of the seven members of the Inspirato Board of Directors and an independent special committee of the board will have the right to designate the remaining member.
The shares of our preferred stock to be issued to One Planet Ops upon the closing of the Merger will be entitled to receive monthly cash dividends accruing at 7.0% per annum, will have a liquidation preference of $3.61 per share and will be convertible into shares of our Class A Common Stock on a 1:1 basis. The shares of preferred stock will be mandatorily redeemable on the fifth anniversary of the closing of the Merger or, at One Planet Ops’ election, in three equal installments on the first three anniversaries of the closing. The redemption price will equal the liquidation preference plus accrued and unpaid dividends or the value of our Class A Common Stock into which the preferred stock is then convertible.

Transaction costs in connection with the Merger Agreement are expensed as incurred. During both the three and six months ended June 30, 2025, $0.8 million transaction costs have been incurred and are recorded to general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Merger Agreement contains termination rights both for us and Buyerlink, including, among others, if the consummation of the Merger does not occur on or before October 31, 2025 and, subject to certain conditions, if we wish to terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement). Upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay to Buyerlink a termination fee, or Buyerlink may be obligated to pay to us a reverse termination fee, of $1.0 million.
Investment Agreement
On August 12, 2024, we entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC, a Delaware limited liability company ("One Planet Group" or the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock (pursuant to the "Investment Warrant Agreement"), for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants, each redeemable for one share of Class A Common Stock, for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable to up to 3.6 million (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from issuance. On February 21, 2025, the Purchaser exercised 583,099 Investment Warrants, resulting in $2.0 million of proceeds to the Company.
The Purchaser named four new directors to the Inspirato Board of Directors pursuant to the Investment Agreement, and the size of our Board of Directors remained at seven directors. As contemplated by the Investment Agreement, Payam Zamani was appointed as our Chief Executive Officer ("CEO") and our Executive Chairman.
Further, on October 22, 2024, we entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) to sell two investors a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.
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
We incurred $6.4 million in restructuring charges from August 12, 2024 through December 31, 2024 that consisted of $2.0 million of cash restructuring charges and $4.4 million of non-cash restructuring charges. These restructuring charges are included in restructuring charges in the Condensed Consolidated Statement of Operations and Comprehensive Loss for

the year ended December 31, 2024. Through June 30, 2025, we paid all remaining cash restructuring charges in connection with the Reorganization Plan.
As part of the Termination Agreement, we agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. During the six months ended June 30, 2025, we paid the remaining $2.6 million portion of the termination fee that was owed as of December 31, 2024.
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
Change in Rewards Program
In August of 2023, we implemented a member loyalty program called Inspirato Rewards (“Rewards”) for members with at least one active paid member subscription (“Subscription”). Rewards was designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earned one of the three Rewards statuses could be entitled to, depending on their status, extra savings on Inspirato Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits. On October 28, 2024, we announced to members that some of the benefits from the Rewards program will sunset in 2025; however, status earned through December 31, 2024 would still be honored and members who had gained one of the status levels would be able to utilize those benefits through June 30, 2025. As of July 1, 2025, the ability to use the original benefits from the Rewards program was ended; the remaining performance obligations earned through June 30, 2025 will be recognized as the respective performance obligation are met.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.
Active Subscriptions
We define Active Subscriptions as subscriptions that are paid in full and those for which we expect payment for renewal. We use Active Subscriptions to assess the adoption of our Subscription offerings, which is a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Club	9,900	10,800
Pass	1,200	1,900
Invited	100	—
Total Active Subscriptions	11,200	12,700
Inspirato Club and Inspirato Legacy (“Club”) Subscriptions are presented together in the table above, as both products provide the same level of access to travel with Inspirato. Inspirato Legacy Subscriptions, which we no longer offer, historically included substantial initiation fees and lower annual dues compared to Club Subscriptions.
Club and Inspirato Pass ("Pass") Subscriptions are available through monthly, semi-annual, annual and multi-year contracts. Beginning in 2025, we reintroduced initiation fees for new Club members. Inspirato Invited ("Invited") Subscriptions, launched in June 2024, are available through ten-year contracts. The majority of our active Subscriptions are structured as annual or multi-year agreements.
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
The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residences
Paid Nights Delivered	9,700	13,600	23,800	30,500
Total Nights Delivered	14,600	21,700	34,300	47,300
Occupancy	57%	70%	65%	74%
ADR	$1,957	$1,535	$2,066	$1,744

Hotels
Paid Nights Delivered (1)	6,100	8,300	12,400	17,400
Total Nights Delivered (1)	9,000	14,000	18,500	29,800
Occupancy (2)	74%	79%	71%	73%
ADR (1)	$1,210	$1,035	$1,314	$1,044

Total
Paid Nights Delivered (1)	15,800	21,900	36,200	47,900
Total Nights Delivered (1)	23,600	35,700	52,800	77,000
Occupancy (2)	59%	71%	66%	74%
ADR (1)	$1,670	$1,346	$1,808	$1,514
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
Seasonality
Our travel revenues are seasonal, reflecting typical travel behavior patterns of travelers over the course of the calendar year. In a typical year, the first and third quarters have higher travel revenues than the second and fourth quarters. Our Subscription services are typically on annual or multi-year terms so there is limited seasonality in recognition; however, new subscriptions can follow our travel trends as Members require a Subscription to travel.
Our results, including total revenues, Adjusted EBITDA and Free Cash Flow (as defined below), are impacted by the timing of holidays and other events. Holidays and other events generally increase the rates we are able to charge for travel which results in higher gross margin. The majority of our costs are relatively fixed across quarters.

Results of operations
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2025 and 2024 (in thousands, other than percentages):

	Three Months Ended June 30,		Amount of increase (decrease)		Percent change favorable (unfavorable)
	2025	2024
Revenue	$63,108	$67,382	$(4,274)		(6)%
Cost of revenue	45,736	51,201	(5,465)		11%
Gross margin	$17,372	$16,181	$1,191		7%
Gross margin percent	28%	24%	4	pp

General and administrative	$10,352	$13,994	$(3,642)		26%
Sales and marketing	5,325	8,772	(3,447)		39%
Operations	4,182	4,766	(584)		12%
Technology and development	917	2,266	(1,349)		60%
Depreciation and amortization	1,015	1,013	2		—%
Interest expense, net	488	373	115		(31)%
Loss on fair value instruments	261	316	(55)		(17)%
Other expense, net	58	18	40		(222)%
Loss and comprehensive loss before income taxes	(5,226)	(15,337)	10,111		66%
Income tax expense	87	56	31		(55)%
Net loss and comprehensive loss	$(5,313)	$(15,393)	$10,080		65%
n/m - non-meaningful
pp - percentage point
Comparison of the three months ended June 30, 2025 and 2024:
Revenue. Total revenue decreased $4.3 million from $67.4 million for the three months ended June 30, 2024 to $63.1 million for the three months ended June 30, 2025, a decrease of 6%. Disaggregated revenue for the three months ended June 30, 2025 and 2024 is as follows (in thousands, other than percentages):

	Three Months Ended June 30,		Amount of increase (decrease)	Percent change favorable (unfavorable)
	2025	2024
Residence and hotel travel	$24,922	$29,072	$(4,150)	(14)%
Experiences and bespoke travel	14,457	9,774	4,683	48%
Total Travel	39,379	38,846	533	1%
Subscription	19,363	25,240	(5,877)	(23)%
Rewards and other revenue	4,366	3,296	1,070	32%
Total Revenue	$63,108	$67,382	$(4,274)	(6)%

Travel revenue increased $0.5 million from $38.8 million for the three months ended June 30, 2024 to $39.4 million for the three months ended June 30, 2025. The decrease in Residence and hotel travel revenue was driven by a 28% decrease in paid nights delivered resulting in a decrease of $8.1 million. The decrease was partially offset by a 24% increase in the ADR recognized for those paid nights, driven primarily from the Company's portfolio optimization, which resulted in an increase of $5.0 million to travel revenue. Further declines in revenue were caused by a $1.6 million decrease in revenue from IFG and IFB, partially offset by a $0.5 million benefit from the use of accrued benefits from the Rewards program during the three months ended June 30, 2025. Experiences and bespoke travel increased $4.7 million from $9.8 million for the three months ended June 30, 2024 to $14.5 million for the three months ended June 30, 2025 due primarily to the timing of those experiences.
Subscription revenue decreased $5.9 million from $25.2 million for the three months ended June 30, 2024 to $19.4 million for the three months ended June 30, 2025. The decrease is primarily due to a 14% decrease in the number of Subscriptions during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, resulting in a $3.6 million decrease to Subscription revenue as well as a $3.3 million decrease from a decline in the revenue recognized per Subscription. Decreases in Subscriptions and revenue per Subscription were primarily driven by the decline in Pass Subscriptions, which was partially offset by the increase in Invited Subscriptions. Additionally, the decrease in Subscription revenue was partially offset by a $1.1 million benefit from the use of accrued benefits from the Rewards program during the three months ended June 30, 2025.
Rewards and other revenue increased $1.1 million from $3.3 million for the three months ended June 30, 2024 to $4.4 million for the three months ended June 30, 2025. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, as well as the finalization of estimated benefits due to the Rewards program ending on June 30, 2025.
Cost of revenue. Cost of revenue decreased $5.5 million from $51.2 million for the three months ended June 30, 2024 to $45.7 million for the three months ended June 30, 2025, a decrease of 11%. The decrease is primarily a result of a $3.3 million decrease in lease costs driven by the decrease in nights available as well as lower variable operating costs of $1.8 million. The remaining decrease is due to a decrease in fixed operating costs of $1.7 million and decreased depreciation expense in cost of revenue of $0.6 million. The decreases were partially offset by a $1.6 million increase in booking fees, driven primarily by the increase in the number of experiences occurring within each period.
General and administrative. General and administrative expenses decreased $3.6 million from $14.0 million for the three months ended June 30, 2024 to $10.4 million for the three months ended June 30, 2025, a decrease of 26%. The decrease is primarily a result of a decrease of $3.6 million in employee compensation and a decrease of $0.7 million in bank merchant fees. The decreases were partially offset by an increase of $0.7 million in cloud software amortization.
Sales and marketing. Sales and marketing expenses decreased $3.4 million from $8.8 million for the three months ended June 30, 2024 to $5.3 million for the three months ended June 30, 2025, a decrease of 39%. The decrease is primarily a result of a decrease of $2.3 million in employee compensation, a $0.8 million decrease in software, online advertising and events expense and a decrease of $0.3 million in other marketing expenses such as corporate partnerships and member benefits. The decreases were partially offset by a $0.1 million increase in print and mail marketing materials.
Operations. Operations expenses decreased $0.6 million from $4.8 million for the three months ended June 30, 2024 to $4.2 million for the three months ended June 30, 2025, a decrease of 12%, primarily due to a $1.4 million decrease in employee compensation partially offset by a $0.8 million increase in operational expenses which are inclusive of increases in corporate spend.
Technology and development. Technology and development expenses decreased $1.4 million from $2.3 million for the three months ended June 30, 2024 to $0.9 million for the three months ended June 30, 2025, a decrease of 60%, primarily a result of a decrease of $1.7 million in employee compensation. The decrease was partially offset by a $0.4 million increase in software expense.
Depreciation and amortization. Depreciation and amortization expenses remained consistent from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest expense, net. Interest expense, net increased $0.1 million from $0.4 million for the three months ended June 30, 2024 to $0.5 million for the three months ended June 30, 2025, an increase of 30.8%. We incurred interest expense on the Note of $0.6 million during the three months ended June 30, 2025 as compared to interest expense of $0.5 million during the three months ended June 30, 2024. The interest expense was offset by interest income from our banking relationship of $0.1 million for both the three months ended June 30, 2025 and 2024.
Loss on fair value instruments. Losses on fair value instruments remained flat from the three months ended June 30, 2024 to the three months ended June 30, 2025. Public Warrant fair value adjustments declined from a loss of less than $0.1 million for the three months ended June 30, 2024 to no fair value adjustments for the three months ended June 30, 2025 due to the Public Warrants being reclassified as equity-based awards during the year ended December 31, 2024. As a result of the reclassification, the Public Warrants are no longer required to be reassessed for fair value at each balance sheet date. Fair value adjustments on the Note remained flat from a loss of $0.3 million for the three months ended June 30, 2024 to a loss of $0.3 million for the three months ended June 30, 2025, primarily due to ongoing valuation adjustments on the outstanding Note due to the remaining term, market conditions and paid-in-kind interest.
Other expense, net. Other expense, net remained flat from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to losses on the sale of fixed assets.
Income tax expense. Income tax expense remained flat from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to similar earnings within each tax jurisdiction between periods.

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2025 and 2024 (in thousands, other than percentages):

	Six Months Ended June 30,		Amount of increase (decrease)		Percent change favorable (unfavorable)
	2025	2024
Revenue	$128,997	$147,627	$(18,630)		(13)%
Cost of revenue	86,080	99,725	(13,645)		14%
Gross margin	$42,917	47,902	$(4,985)		(10)%
Gross margin percent	33%	32%	1	pp

General and administrative	$21,738	$28,643	$(6,905)		24%
Sales and marketing	10,332	17,498	(7,166)		41%
Operations	9,412	11,789	(2,377)		20%
Technology and development	2,204	4,316	(2,112)		49%
Depreciation and amortization	2,019	2,014	5		—%
Interest expense, net	954	696	258		(37)%
Gain on fair value instruments	(226)	(3,833)	3,607		(94)%
Other expense (income), net	51	(277)	328		n/m
Loss and comprehensive loss before income taxes	(3,567)	(12,944)	9,377		72%
Income tax expense	124	200	(76)		38%
Net loss and comprehensive loss	$(3,691)	$(13,144)	$9,453		72%
n/m - non-meaningful
pp - percentage point
Comparison of six months ended June 30, 2025 and 2024:
Revenue. Total revenue decreased $18.6 million from $147.6 million for the six months ended June 30, 2024 to $129.0 million for the six months ended June 30, 2025, a decrease of 13%. Disaggregated revenue for the six months ended June 30, 2025 and 2024 is as follows (in thousands, other than percentages):

	Six Months Ended June 30,		Amount of increase (decrease)	Percent change favorable (unfavorable)
	2025	2024
Residence and hotel travel	$63,203	$73,262	$(10,059)	(14)%
Experiences and bespoke travel	17,899	15,258	2,641	17%
Total Travel	81,102	88,520	(7,418)	(8)%
Subscription	40,255	53,305	(13,050)	(24)%
Rewards and other revenue	7,640	5,802	1,838	32%
Total Revenue	$128,997	$147,627	$(18,630)	(13)%

Travel revenue decreased $7.4 million from $88.5 million for the six months ended June 30, 2024 to $81.1 million for the six months ended June 30, 2025. The decrease in Residence and hotel travel revenue was driven by a 24% decrease in paid nights delivered resulting in a decrease of $17.9 million. The decrease was partially offset by a 19% increase in the ADR recognized for those paid nights, driven primarily from the Company's portfolio optimization, which resulted in an increase of $10.8 million to travel revenue. Further declines in revenue were caused by a $4.2 million decrease in revenue from IFG and IFB, partially offset by a $1.2 million benefit from the use of accrued benefits from the Rewards program during the during the six months ended June 30, 2025. Experiences and bespoke travel increased $2.7 million from $15.3 million for the six months ended June 30, 2024 to $17.9 million for the six months ended June 30, 2025 due primarily to an increase in Bespoke trips.
Subscription revenue decreased $13.0 million from $53.3 million for the six months ended June 30, 2024 to $40.3 million for the six months ended June 30, 2025. The decrease is primarily due to a 14% decrease in the number of Subscriptions during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, resulting in a $7.6 million decrease to Subscription revenue as well as a $6.3 million decrease from a decline in the revenue recognized per Subscription. Decreases in Subscriptions and revenue per Subscription were primarily driven by the decline in Pass Subscriptions which was partially offset by the increases in Invited Subscriptions. Additionally, the decline in Subscription revenue was partially offset by a $0.9 million benefit from the use of accrued benefits from the Rewards program during the six months ended June 30, 2025.
Rewards and other revenue increased $1.8 million from $5.8 million for the six months ended June 30, 2024 to $7.6 million for the six months ended June 30, 2025. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, as well as the finalization of estimated benefits due to the Rewards program ending on June 30, 2025.
Cost of revenue. Cost of revenue decreased $13.6 million from $99.7 million for the six months ended June 30, 2024 to $86.1 million for the six months ended June 30, 2025, a decrease of 14%. The decrease is primarily a result of a $6.2 million decrease in lease costs driven by the decrease in nights available, a $4.5 million decrease in booking fees, driven primarily by the decrease in leased hotels and lower nights delivered at hotels due to decreased Pass Subscriptions and limited availability of those hotels to Pass members. The remaining decrease was due to a decrease in fixed operating costs of $2.4 million, lower variable operating costs of $2.1 million and decreased depreciation expense in cost of revenue of $0.4 million. These decreases were partially offset by an increase in other cost of revenue of $1.9 million.
General and administrative. General and administrative expenses decreased $6.9 million from $28.6 million for the six months ended June 30, 2024 to $21.7 million for the six months ended June 30, 2025, a decrease of 24%. The decrease is primarily a result of a decrease of $6.2 million in employee compensation and a decrease of $1.4 million in merchant fees. The decreases were partially offset by an increase of $0.5 million in cloud software amortization.
Sales and marketing. Sales and marketing expenses decreased $7.2 million from $17.5 million for the six months ended June 30, 2024 to $10.3 million for the six months ended June 30, 2025, a decrease of 41%. The decrease is primarily a result of a decrease of $4.5 million in employee compensation, a $2.0 million decrease in software, online advertising and events expense, a $0.5 million decrease in print and mail marketing materials and a decrease of $0.3 million in other marketing expenses such as corporate partnerships and member benefits.
Operations. Operations expenses decreased $2.4 million from $11.8 million for the six months ended June 30, 2024 to $9.4 million for the six months ended June 30, 2025, a decrease of 20%, primarily due to a $2.5 million decrease in employee compensation partially offset by a net $0.1 million increase in operational expenses which are inclusive of increases in corporate spend.
Technology and development. Technology and development expenses decreased $2.1 million from $4.3 million for the six months ended June 30, 2024 to $2.2 million for the six months ended June 30, 2025, a decrease of 49%, primarily a result of a decrease of $2.5 million in employee compensation partially offset by a $0.4 million increase in software expense.
Depreciation and amortization. Depreciation and amortization expenses remained flat from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.

Interest expense, net. Interest expense, net increased $0.3 million from $0.7 million for the six months ended June 30, 2024 to $1.0 million for the six months ended June 30, 2025, an increase of 37%. We incurred interest expense on the Note of $1.2 million during the six months ended June 30, 2025 as compared $1.0 million during the six months ended June 30, 2024. The interest expense was offset by interest income from our banking relationship of $0.2 million for the six months ended June 30, 2025 as compared to $0.3 million for the six months ended June 30, 2024.
Gain on fair value instruments. Gain on fair value instruments decreased $3.6 million from $3.8 million for the six months ended June 30, 2024 to $0.2 million for the six months ended June 30, 2025. Public Warrant fair value adjustments declined from a loss of $0.1 million for the six months ended June 30, 2024 to no fair value adjustments for the six months ended June 30, 2025 due to the Public Warrants being reclassified as equity-based awards during the year ended December 31, 2024. As a result of the reclassification, the Public Warrants are no longer required to be reassessed for fair value at each balance sheet date. Fair value adjustments on the Note decreased $3.7 million from a gain of $3.9 million for the six months ended June 30, 2024 to a gain of $0.2 million for the six months ended June 30, 2025, primarily due to ongoing valuation adjustments on the outstanding Note due to the remaining term, market conditions and paid-in-kind interest.
Other expense (income), net. Other expense (income), net changed from other income, net of $0.3 million for the six months ended June 30, 2024 to other expense, net of $0.1 million for the six months ended June 30, 2025. The change is primarily due to $0.4 million in insurance recoveries from six months ended June 30, 2024 that were not received during the six months ended June 30, 2025.
Income tax expense. Income tax expense decreased $0.1 million from $0.2 million for the six months ended June 30, 2024 to $0.1 million the six months ended June 30, 2025, a decrease of 38.0%. The decrease is primarily due to lower amounts owed to state and foreign taxing authorities.

Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $16.7 million of cash and cash equivalents and $13.0 million of restricted cash. Further, as a result of the Reorganization Plan entered into in conjunction with the closing of the One Planet Group Financing during the year ended December 31, 2024, we engaged in several initiatives that together are expected to result in the following cash savings into the year ended December 31, 2025:
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
•We reviewed and negotiated non-critical spend such as professional fees, software and noncritical marketing, which has resulted in annualized savings of approximately $10.0 million from efforts made during the year ended December 31, 2024 and an incremental $3.0 million in annualized savings from efforts made during the six months ended June 30, 2025.
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
We are operating in an uncertain economic environment, however, and we cannot make assurances that our Reorganization Plan will result in the cash savings we anticipate, that our business will generate sufficient cash flow from operations or that financing will be available to us and in amounts sufficient to enable us to fund our other liquidity needs. If cash generated from our operations is not sufficient or available to meet our liquidity requirements, then we may be required to obtain additional financing in the future. We are in the process of examining potential financing options. There can be no assurances that equity or debt financing will be available to us if or when we need it or, if available, the terms will be satisfactory to us.
Our principal sources of liquidity have historically consisted of cash flow from financing activities, including the transactions contemplated by the Investment Agreement and the Note during the years ended December 31, 2024 and 2023, respectively, as well as operating activities, primarily from revenue related to travel and Subscriptions.
We have generally maintained a working capital deficit, meaning that our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, Subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of June 30, 2025, deferred revenue included $60.0 million, $69.8 million, $20.4 million and $4.3 million for travel, Subscriptions, travel credits and Rewards, respectively. Also, as of June 30, 2025, our current operating lease liabilities totaled $52.2 million and our noncurrent operating lease liabilities totaled $123.9 million. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.
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
On February 21, 2025, the Purchaser exercised 583,099 of its 3,644,314 Investment Warrants resulting in $2.0 million of proceeds to the Company.
On June 25, 2025, the Company entered into the Merger Agreement with Buyerlink. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, a subsidiary of Inspirato will merge with and into Buyerlink, with Buyerlink surviving the Merger as a wholly owned subsidiary of Inspirato. The completion of the Merger is subject to customary mutual closing conditions, including the approval of Inspirato's shareholders. As consideration for the Merger, the Company will issue to One Planet Ops (i) 73,891,230 shares of Class A Common Stock and (ii) 8,262,327 shares of newly designated Inspirato preferred stock, in each case subject to adjustment as set forth in the Merger Agreement. In addition, Inspirato will issue to certain Buyerlink employees approximately 7,407,800 Inspirato restricted stock units and $2.8 million in cash awards. The Company expects the Merger will be treated as a reverse acquisition in which Buyerlink is the accounting acquiror and Inspirato is the accounting acquiree and the accounting consideration would be the value of Inspirato's shares outstanding at the closing of the Merger.
Following the Merger, the Company will change its name to One Planet Platforms, Inc. and will continue as the publicly traded holding company of both Buyerlink and Inspirato LLC. Additionally, One Planet Ops will have the right to designate six of the seven members of the Inspirato Board of Directors and an independent special committee of the board will have the right to designate the remaining member. We expect that the Merger Agreement will provide us with additional scale to leverage costs, increased capability to access capital markets due to improved profitability and larger market capitalization, and additional ability to facilitate sales through Buyerlink's technology and marketing capabilities.
Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, our ability to improve operating efficiencies and overall economic conditions.
The following table presents summarized information from our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(5,545)	$(8,969)
Net cash used in investing activities	(1,749)	(3,526)
Net cash provided by (used in) financing activities	2,058	(290)
Net decrease in cash, cash equivalents and restricted cash	$(5,236)	$(12,785)
Cash Flows
Net cash used in operating activities. Net cash used in operating activities decreased from $9.0 million during the six months ended June 30, 2024 to $5.5 million during the six months ended June 30, 2025. The decrease in net cash used in operating activities was primarily driven by changes in operating assets and liabilities including a $12.6 million change in deferred revenue and a $1.8 million change in prepaid member travel. Further decreases were driven by non-cash benefits in cash flows used in operating activities of $0.3 million from a decrease in depreciation and amortization. The decreases in net cash used in operating activities were partially offset by a $9.5 million reduction in net loss between periods, a $4.7 million change in accounts payable and accrued liabilities and a $3.6 million change in adjustments to fair value instruments.
Net cash used in investing activities. Net cash used in investing activities decreased from $3.5 million during the six months ended June 30, 2024 to $1.7 million during the six months ended June 30, 2025. The decrease was driven by lower expenditures for property and equipment of $1.7 million and lower expenditures related to ongoing internal software development projects of $0.1 million.
Net cash provided by (used in) financing activities. Net cash provided by (used in) financing activities changed from cash used of $0.3 million during the six months ended June 30, 2024 to cash provided of $2.1 million during the six months ended June 30, 2025. The change is primarily due to proceeds from the exercise of the Investment Warrants of $2.0 million and lower payments of employee taxes for share-based awards of $0.4 million during the six months ended June 30, 2025.
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
Our future commitments include the following:
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
See Note 7 – Debt in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
•Our operating lease liabilities, primarily for vacation properties, and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. We have been undergoing a lease optimization process to decrease our cash commitments related to operating leases. Pursuant to this process, we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. As of June 30, 2025, we were party to one lease that had not yet commenced. Future payments under this lease were $2.4 million at June 30, 2025. See Note 8 – Leases in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
•Our other multi-year obligations primarily from software and other long term contracts.
Future minimum annual commitments as of June 30, 2025 are as follows (in thousands):

Fiscal Year Ending	December 31,
Remainder of 2025	$39,063
2026	58,492
2027	38,014
2028	45,736
2029	16,540
2030 and thereafter	38,390
Total future minimum commitments	$236,235
Non-GAAP Financial Metrics
In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our Board concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-

GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss and comprehensive loss less interest expense, net, income tax expense, depreciation and amortization, equity‑based compensation, and fair value gains and losses on financial instruments. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.
The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net loss and comprehensive loss, the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss and comprehensive loss	$(5,313)	$(15,393)	$(3,691)	$(13,144)
Interest expense, net	488	373	954	696
Income tax expense	87	56	124	200
Depreciation and amortization (1)	2,277	2,820	5,167	5,448
Equity‑based compensation	714	2,672	1,789	5,550
Loss (gain) on fair value instruments	261	316	(226)	(3,833)
Asset impairments	386	—	386	—
Transaction costs	771	—	771	—
Adjusted EBITDA	$(329)	$(9,156)	$5,274	$(5,083)
Adjusted EBITDA Margin (2)	(0.5)%	(13.6)%	4.1%	(3.4)%
(1)Depreciation and amortization is included within cost of revenue, general and administrative and depreciation and amortization within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$1,082	$(1,767)	$(5,545)	$(8,969)
Purchase of property and equipment	(632)	(1,904)	(1,495)	(3,170)
Development of internal-use software	(202)	(120)	(254)	(356)
Free Cash Flow	$248	$(3,791)	$(7,294)	$(12,495)
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
Interest Rate Risk
Changes in interest rates affect the interest earned on total cash and cash equivalents as well as interest paid on debt. Additionally, interest rates are an input into the binomial lattice we use to calculate the fair value of debt.
A hypothetical 10% increase or decrease in interest rates would not have a material impact on interest expense or interest income earned during the three or six months ended June 30, 2025.
As of June 30, 2025, there was $28.7 million aggregate principal amount of the Note outstanding. We have elected to carry the Note at fair value. The fair value of the Note changes when the market price of our stock fluctuates or interest rates change. A hypothetical 10% increase or decrease in interest rates would have a $1.0 million impact on the fair value of debt along with a complementary impact to loss (gain) on fair value instruments within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Foreign Currency Risk
We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. During the three and six months ended June 30, 2025, our operating expenditures denominated in foreign currencies were approximately $8.6 million and $14.8 million, respectively, primarily in Mexican Pesos and Euros. Additionally, during the three and six months ended June 30, 2025, the Company incurred $52.9 million and $104.9 million, respectively, in foreign currency denominated lease liabilities, primarily in Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies would have a $6.2 million and $12.0 million impact to our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025, respectively.
Equity Risk
We are exposed to risk related to our stock price which can impact our equity‑based compensation expense as well as our overall market capitalization. The fair market value of our stock could increase or decrease substantially in the near term and could have a material impact to our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss with respect to future equity‑based compensation costs, specifically related to the performance based units which vest upon our stock price being above $15 per share, as well as any other equity based transactions. A hypothetical 10% increase or decrease in our stock price would not have an impact on our Condensed Consolidated Financial Statements for the three or six months ended June 30, 2025.

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
Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to a reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Dispute with Former CEO and Board Member
We are currently involved in a legal dispute with a former Chief Executive Officer and a former Chairman of Inspirato. The parties filed suit in November of 2024 in Colorado State Court. The former officers have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which they are seeking unspecified damages. We dispute the claims and litigation is currently ongoing.
Class Action Complaint Relating to Restatement
On February 16, 2023, a class action lawsuit was filed in the U.S. District Court in the District of Colorado (the "Court") captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and Section 20(a) of the Exchange Act against the individual defendants. The complaint generally alleged that certain of our prior public statements about our results of operations and financial condition were materially false and misleading because they misrepresented and failed to disclose adverse facts pertaining to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 and June 30, 2022. On July 16, 2024, the magistrate recommended the case be dismissed and the plaintiff filed a motion objecting to these recommendations on July 30, 2024. We responded to these objections and on September 23, 2024, the Court granted our motion to dismiss the lawsuit without prejudice. On October 23, 2024, plaintiff filed an amended motion for the Court’s review and on November 6, 2024, the plaintiff filed a second amended complaint. We then filed a motion to dismiss the second amended complaint on December 11, 2024. The motion has been fully briefed as of February 6, 2025, and the court has taken the matter under advisement.
Item 1A. Risk Factors.
In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company has identified several new risk factors that may materially affect its business, financial condition, or results of operations. These additional risks are set forth below and should be read in conjunction with the previously disclosed risk factors, which continue to be relevant.
Risks Related to the Merger
The number of Inspirato shares to be issued in the Merger will not fluctuate with market price changes, potentially impacting dilution and valuation.
The number of shares of Class A Common Stock and Inspirato preferred stock to be issued to One Planet Ops in the Merger is based on a formula set forth in the Merger Agreement and will not be adjusted for changes in Inspirato’s stock price prior to closing. As a result, fluctuations in the trading price of Class A Common Stock may affect the value of the consideration received by One Planet Ops and the dilution experienced by existing Inspirato stockholders. These fluctuations could result from changes in our business, operations or prospects prior to or following the completion of the Merger, general market and economic conditions and other factors both within and beyond the control of the parties.

Certain members of the Inspirato Board and management have interests in the Merger that are different from, or in addition to, those of Inspirato stockholders.
Certain members of management and the Inspirato Board of Directors have interests in the Merger that differ from, or are in addition to, their interests as stockholders of Inspirato.
Upon closing of the Merger, One Planet Group and associated entities, will own approximately 91% of the outstanding Class A Common Stock. Payam Zamani, our CEO and Chairperson of the Inspirato Board of Directors, beneficially owns 100% of One Planet Group and currently beneficially owns 49% of the Class A Common Stock. Accordingly, upon closing of the Merger, Mr. Zamani will beneficially own approximately 92% of the then-outstanding Class A Common Stock.
Except for Mr. Zamani and certain members of the Inspirato Board of Directors and executive officers who may continue to serve in similar roles after the Merger, none of the members of the Inspirato Board of Directors or Inspirato’s executive officers have interests in the Merger that differ from or are in addition to the interests of Inspirato’s stockholders generally.
The Merger is subject to multiple closing conditions, any of which could delay or prevent its completion.
The obligations of the parties to consummate the Merger are subject to a number of conditions, including, among others, stockholder approval of the certain proposals relating to the Merger, the absence of legal prohibitions, the receipt of regulatory approvals and the entry into a reasonable amendment to the Note, which make the completion and timing of the completion of the Merger uncertain. Failure to satisfy one or more of these conditions, some of which are beyond the control of the parties, could delay or prevent the Merger from being completed.
If the Merger is not completed, Inspirato’s ongoing business, financial condition, operating results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Merger, Inspirato will be subject to a number of risks, including but not limited to the following:
•the market price of the Class A Common Stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•we may be required to pay a termination fee to Buyerlink under certain circumstances;
•if the Merger is terminated there is no assurance that Inspirato would be able to secure a comparable or more favorable alternative transaction;
•Management time and resources devoted to the Merger may divert attention from other strategic priorities or operational needs;
•the announcement or failure of the Merger may trigger negative reactions from the financial markets, customers, suppliers or employees potentially impacting operations or relationships; and
•Inspirato will be required to pay incurred costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.
In addition, a failure to complete the Merger could result in litigation related to the termination or enforcement of the Merger Agreement, which could be costly and disruptive. The materialization of any of these risks could adversely impact our ongoing business, financial condition, operating results and stock price. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

We will incur significant non-recurring costs related to the Merger and potential integration.
We expect to incur significant non-recurring costs in connection with the Merger, including both transaction-related and post-closing integration expenses. Certain non-recurring costs will be incurred regardless of whether the Merger is consummated. These include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the Merger is completed, we expect to incur additional non-recurring costs related to the integration of operations and the pursuit of anticipated synergies. These integration-related costs may include system and platform alignment, rebranding, staffing adjustments, and other operations changes. Additional unanticipated costs may also arise during the integration process. There can be no assurance that the elimination of certain duplicative functions, as well as the realization of other efficiencies related to the integration of the two businesses, will be sufficient to offset the expense incurred. Thus, any net benefit may not be achieved in the near term, the long term or at all.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal.
The Merger Agreement contains certain provisions that restrict our ability to initiate, encourage, seek or solicit, knowingly facilitate or, subject to certain exceptions, engage in discussions or negotiations with respect to, or approve or recommend, an Alternative Proposal (as defined within the Merger Agreement). In addition, Buyerlink generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any Superior Proposal before the Inspirato Board of Directors may withdraw or qualify its recommendation with respect to the Merger-related proposals or otherwise terminate the Merger Agreement. These provisions could discourage a potential third-party acquirors or merger partners from considering or proposing an alternative transaction involving all or a significant portion of Inspirato.
The Merger Agreement contains termination rights and may require Inspirato to pay a termination fee.
The Merger Agreement includes mutual termination rights for both parties. It also provides that Inspirato may be required to pay a $1.0 million termination fee to Buyerlink under certain circumstances, including if the Inspirato Board of Directors changes its recommendation of the Merger or approves a Superior Proposal. The existence of this fee may discourage competing proposals and could result in additional financial obligations for Inspirato if the Merger is not completed.
There is a risk of business disruption and loss of key personnel during the pendency of the Merger.
The announcement and pendency of the Merger may adversely impact relationships with customers, suppliers, and employees. Buyerlink and Inspirato may experience disruption in operations or the departure of key personnel, which could impair performance prior to or after the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our businesses and operations prior to the completion of the Merger.
Regulatory approvals may be delayed or subject to conditions that could adversely affect the Surviving Company.
The issuance of stock to Buyerlink in the Merger requires approval by Inspirato stockholders under the rules of Nasdaq, as the shares of Class A Common Stock and preferred stock to be issued as Merger Consideration will exceed 20% of Inspirato’s outstanding voting power prior to the issuance.
Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules promulgated thereunder, the Merger may not be completed until notifications have been filed with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”), and the applicable waiting period has expired or been terminated. The parties have filed the required notifications with the FTC and DOJ. Completion of the Merger is subject to the expiration or early termination of the HSR Act waiting period. Regulatory delays or conditions could affect the timing or benefits of the Merger. In addition, such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Merger. While the parties believe the completion of the Merger will not likely be prevented by antitrust law, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be.
Under the Merger Agreement, the parties have agreed to use reasonable best efforts to obtain all regulatory clearances necessary to complete the Merger as promptly as reasonably practicable. In addition, in order to complete the Merger, we may be required to comply with conditions, terms, obligations or restrictions imposed by regulatory entities and such conditions, terms, obligations or restrictions may have the effect of delaying completion of the Merger, imposing additional material costs on or materially limiting the revenues of the combined company or otherwise reducing the anticipated benefits of the Merger.
The parties are currently not aware of any other material federal, state or foreign regulatory approvals required to complete the Merger.
Potential litigation against the parties in relation to the Merger could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. These lawsuits could prevent or delay the completion of the Merger. We may also incur additional costs, including expenses related to the indemnification of directors and officers. There is no assurance that we will prevail in any such litigation.
Inspirato may not realize the anticipated benefits and synergies of the Merger or those benefits may take longer to realize than expected.

The success of the Merger depends on the ability of the combined company to integrate operations, cultures, and business systems effectively. This integration process may be complex, costly, and time-consuming, and could encounter unexpected challenges, including difficulties in consolidating corporate functions, aligning strategic priorities, harmonizing business practices, or retaining key employees and customers. The benefits of the Merger—including expected cost savings, increased scale, enhanced capabilities, expanded market reach, and revenue synergies— may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Any failure or delay in successfully integrating the two businesses may result in the combined company not achieving the expected financial and strategic benefits of the transaction and could adversely affect its business, financial condition, results of operations, and future prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the six months ended June 30, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

1.1	Equity Distribution Agreement, dated September 24, 2024, by and between Inspirato Incorporated and Northland Securities, Inc.		8-K	001-39791	1.1	September 25, 2024
2.1	Agreement and Plan of Merger, dated June 25, 2025, by and among Inspirato Incorporated, Buyerlink, Inc. and RR Merger Sub., Inc.		8-K	001-39791	2.1	June 26, 2025
3.1	Second Amended and Restated Certificate of Incorporation of the Company.		10-Q	001-39791	3.1	November 9, 2023
3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.2	October 18, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.1	April 28, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)
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

Inspirato Incorporated

Date: August 13, 2025	By:	/s/ Payam Zamani
Payam Zamani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Michael Arthur
Michael Arthur
Chief Financial Officer
(Principal Financial and Accounting Officer)