Form 10-Q
period 2025-09-30
Inspirato Inc
filed 2025-11-05
CIK 1820566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had outstanding 12,629,500 shares of Class A Common Stock and 8,624,792 Warrants.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$13,715	$21,845
Restricted cash	13,072	13,160
Accounts receivable, net	2,944	3,767
Accounts receivable, net – related parties	—	883
Prepaid member travel	12,229	13,663
Prepaid expenses	2,486	3,116
Other current assets	1,423	1,949
Total current assets	45,869	58,383
Right-of-use assets	147,323	175,228
Goodwill	21,233	21,233
Property and equipment, net	9,848	14,079
Other noncurrent assets	4,013	4,962
Total assets	$228,286	$273,885

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,342	$23,021
Accounts payable and accrued liabilities - related parties	287	—
Deferred revenue	117,668	135,347
Lease liabilities	50,053	53,488
Total current liabilities	193,350	211,856
Deferred revenue, noncurrent	35,072	36,147
Lease liabilities, noncurrent	106,481	130,239
Convertible note	24,081	22,336
Other noncurrent liabilities	3,279	3,159
Total liabilities	362,263	403,737

Commitments and contingencies (Note 14)

Equity (Deficit)
Class A Common Stock, par value $0.0001 per share, 50,000 shares authorized, 12,630 and 11,763 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B Common Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class V Common Stock, $0.0001 par value per share, 25,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Preferred Stock, par value $0.0001 per share, 5,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	165,410	161,323
Accumulated deficit	(299,388)	(291,176)
Total deficit	(133,977)	(129,852)
Total liabilities and deficit	$228,286	$273,885

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$55,541	$69,114	$184,538	$216,741
Cost of revenue	38,120	49,620	124,200	149,345
Gain on lease termination	—	(29,895)	—	(29,895)
Gross margin	17,421	49,389	60,338	97,291
General and administrative	9,658	19,795	31,396	48,438
Sales and marketing	5,706	7,209	16,038	24,707
Operations	3,820	5,269	13,232	17,058
Technology and development	929	1,728	3,133	6,044
Depreciation and amortization	948	1,010	2,967	3,024
Interest expense, net	513	454	1,467	1,150
Loss (gain) on fair value instruments	281	158	55	(3,675)
Restructuring charges	—	6,985	—	6,985
Other expense (income), net	2	8	53	(269)
(Loss) income and comprehensive (loss) income before income taxes	(4,436)	6,773	(8,003)	(6,171)
Income tax expense	85	151	209	351
Net (loss) income and comprehensive (loss) income	(4,521)	6,622	(8,212)	(6,522)
Net (loss) income and comprehensive (loss) income attributable to noncontrolling interests	—	(2,290)	—	3,410
Net (loss) income and comprehensive (loss) income attributable to Inspirato Incorporated	$(4,521)	$4,332	$(8,212)	$(3,112)

(Loss) Income Attributable to Inspirato Incorporated per Class A Share
Basic net (loss) income attributable to Inspirato Incorporated per Class A share	$(0.36)	$0.77	$(0.67)	$(0.72)
Diluted net (loss) income attributable to Inspirato Incorporated per Class A share	$(0.36)	$0.62	$(0.67)	$(0.72)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, unaudited)

					Additional
	Class A Common Stock		Class V Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Value	Shares	Value	Capital	Deficit	Interests	Total
Balance as of January 1, 2024	3,537	$7	2,907	$6	$255,527	$(285,782)	$(124,456)	$(154,698)
Net income and comprehensive income	—	—	—	—	—	1,263	986	2,249
Equity-based compensation	—	—	—	—	2,878	—	—	2,878
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	103	—	—	—	(276)	—	—	(276)
Issuance of Class A shares upon conversion of Class V shares	36	—	(36)	—	(1,091)	—	1,091	—
Balance as of March 31, 2024	3,676	7	2,871	6	257,038	(284,519)	(122,379)	(149,847)
Net loss and comprehensive loss	—	—	—	—	—	(8,707)	(6,686)	(15,393)
Equity-based compensation	—	—	—	—	2,672	—	—	2,672
Issuance of common stock through employee stock purchase plan	24	—	—	—	84	—	—	84
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	106	—	—	—	(98)	—	—	(98)
Issuance of Class A shares upon conversion of Class V shares	13	—	(13)	—	(1,706)	—	1,706	—
Balance as of June 30, 2024	3,819	7	2,858	6	257,990	(293,226)	(127,359)	(162,582)
Net income and comprehensive income	—	—	—	—	—	4,332	2,290	6,622
Equity-based compensation	—	—	—	—	11,674	—	—	11,674
Issuance of Class A shares pursuant to Investment Agreement	2,915	1	—	—	5,453	—	—	5,454
Issuance of Investment Warrants and Investment Agreement Option pursuant to the Investment Agreement	—	—	—	—	4,546	—	—	4,546
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	461	—	—	—	(291)	—	—	(291)
Issuance of Class A shares upon conversion of Class V shares	2,858	2	(2,858)	(6)	(125,065)	—	125,069	—
Balance as of September 30, 2024	10,053	$10	—	$—	$154,307	$(288,894)	$—	$(134,577)

Balance as of January 1, 2025	11,763	$1	—	$—	$161,323	$(291,176)	$—	$(129,852)
Net income and comprehensive income	—	—	—	—	—	1,622		1,622
Equity-based compensation	—	—	—	—	1,075	—	—	1,075
Issuance of common stock upon vesting of restricted stock units	95	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	583	—	—	—	2,000	—	—	2,000
Balance as of March 31, 2025	12,441	1	—	—	164,398	(289,554)	—	(125,155)
Net loss and comprehensive loss	—	—	—	—	—	(5,313)	—	(5,313)
Equity-based compensation	—	—	—	—	714	—	—	714
Issuance of common stock through employee stock purchase plan	17	—	—	—	58	—	—	58
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—	—	—
Balance as of June 30, 2025	12,470	1	—	—	165,170	(294,867)	—	(129,696)
Net loss and comprehensive loss	—	—	—	—	—	(4,521)	—	(4,521)
Equity-based compensation	—	—	—	—	240	—	—	240
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for income taxes	160	—	—	—	—	—	—	—
Balance as of September 30, 2025	12,630	$1	—	$—	$165,410	$(299,388)	$—	$(133,977)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

INSPIRATO INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,212)	$(6,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,665	8,512
Loss on disposal of fixed assets	104	216
Gain on fair value instruments	55	(3,675)
Right-of-use asset impairments and (gain) on lease termination	386	(29,895)
Paid-in-kind interest	1,690	1,561
Equity‑based compensation	2,029	17,224
Amortization of right-of-use assets	42,287	45,262
Changes in operating assets and liabilities:
Accounts receivable, net	823	781
Accounts receivable, net – related parties	883	—
Prepaid member travel	1,434	6,062
Prepaid expenses	630	2,153
Other assets	540	(198)
Accounts payable and accrued liabilities	2,245	(3,258)
Accounts payable and accrued liabilities - related parties	287	—
Deferred revenue	(18,754)	(13,461)
Lease liabilities	(41,960)	(48,067)
Other liabilities	118	592
Net cash used in operating activities	$(7,750)	$(22,713)

Cash flows from investing activities:
Purchase of property and equipment	$(2,272)	$(4,305)
Development of internal-use software	(254)	(528)
Net cash used in investing activities	$(2,526)	$(4,833)

Cash flows from financing activities:
Proceeds from the Investment Agreement	$—	$10,000
Proceeds from exercise of Investment Warrants	2,000	—
Payments of employee taxes for share-based awards	—	(665)
Proceeds for purchases of shares for employee stock purchase plan	58	84
Net cash provided by financing activities	$2,058	$9,419

Net decrease in cash, cash equivalents and restricted cash	$(8,218)	$(18,127)
Cash, cash equivalents and restricted cash – beginning of period	35,005	42,266
Cash, cash equivalents and restricted cash – end of period	$26,787	$24,139

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
For members, the Company offers access to a diverse portfolio of curated luxury vacation options that include approximately 320 private luxury vacation homes available to the Company’s members and accommodations at approximately 220 luxury hotel and resort partners in over 160 destinations around the world as of September 30, 2025. The Company’s portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with the Company’s personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
As of September 30, 2025, the Company’s only subsidiary is Inspirato LLC. Inspirato LLC generally has subsidiaries in the jurisdictions where the Company has rental properties. These entities typically lease local properties.
Investment Agreement
On August 12, 2024, the Company entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC, a Delaware limited liability company ("One Planet Group" or the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock (pursuant to the "Investment Warrant Agreement"), for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants, each redeemable for one share of Class A Common Stock, for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable to up to 3.6 million (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from the date of issuance. On February 21, 2025, the Purchaser exercised 583,099 Investment Warrants, resulting in $2.0 million of proceeds to the Company.
Further, on October 22, 2024, the Company entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) to sell two investors a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.
Buyerlink Merger Agreement and Subsequent Mutual Termination Agreement
On June 25, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buyerlink Inc. ("Buyerlink"), which is wholly owned by One Planet Ops Inc. (“One Planet Ops”). One Planet Ops is a wholly owned subsidiary of One Planet Group, which is a related party of Inspirato because One Planet Group is owned by Payam Zamani, Chief Executive Officer ("CEO") and Chairperson of the Board of the Company. On September 18, 2025, the Company entered into a mutual termination agreement (the “Mutual Termination Agreement”) with Buyerlink pursuant to which the parties mutually terminated the Merger Agreement. The Mutual Termination Agreement provides that the Merger Agreement is terminated and shall be of no further force or effect, except that provisions expressly stated to survive termination shall remain in effect in accordance with their terms. The Mutual Termination Agreement further provides that no termination fee or reverse termination fee is payable by any party and that each party will bear its own fees and expenses incurred in connection therewith. The Mutual Termination Agreement also includes mutual releases subject to customary exceptions for obligations that expressly survive termination.

Transaction costs in connection with the Merger Agreement were expensed as incurred. During both the three and nine months ended September 30, 2025, the Company incurred $0.8 million and $1.6 million, respectively, in transaction costs, which were recorded to general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Liquidity
During the year ended December 31, 2024 and the nine months ended September 30, 2025, the Company experienced declines in active paid member subscriptions (“Subscriptions”), which are paid in full and for which the Company expects payment for renewal, and nights delivered. As a result of these negative trends, revenues declined to $55.5 million and $184.5 million for the three and nine months ended September 30, 2025, respectively, from $69.1 million and $216.7 million for the three and nine months ended September 30, 2024, respectively. The Company also experienced cash flows from operating activities of negative $2.2 million, negative $7.8 million, negative $13.7 million and negative $22.7 million for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $13.7 million of cash and cash equivalents and $13.1 million of restricted cash compared to $21.8 million of cash and cash equivalents and $13.2 million of restricted cash as of December 31, 2024.
As a result of the continued operational challenges and significance of those conditions in relation to the Company’s liquidity needs during the year ended December 31, 2024, management developed and has continued to execute on plans to address improvements in operations, including the Reorganization Plan, as defined and discussed in Note 18 – Restructuring Charges, which was developed in conjunction with the One Planet Group Financing. Management continues to execute on the Reorganization Plan as it relates to the ongoing review of expenses and business processes.
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
Additionally, on September 24, 2024, the Company entered into an equity distribution agreement (the "Sales Agreement") with Northland Securities, Inc. ("Northland") to sell shares of the Company's Class A Common Stock, from time to time, through an "at the market offering" program under which Northland will act as sales agent or principal. The Company has an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement and has not begun to sell shares under the Sales Agreement as of September 30, 2025.
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
These Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30,

2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
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
(c) Recently Issued Accounting Pronouncements Not Yet Adopted
The Company’s 2024 Form 10-K, which was filed with the SEC on March 26, 2025, included Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") which the Company assessed their impact and the standard's adoption period and these ASU conclusions the Company has reached have not changed as of September 30, 2025. In addition to those the Company has considered the following updates:
In January of 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date (“ASU 2025-01”). This guidance was issued to clarify the effective date of ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This guidance requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The guidance is effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on the Consolidated Financial Statements.
In July of 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities (PCC) ("ASU 2025-05"). This guidance was issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-05 on the Consolidated Financial Statements.
In September of 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This guidance was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-06 on the Consolidated Financial Statements.

(3) Revenue
Revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residence and hotel travel	$25,855	$33,110	$89,058	$106,372
Experiences and bespoke travel	8,009	9,461	25,908	24,719
Total Travel	33,864	42,571	114,966	131,091
Subscription	19,358	22,998	59,613	76,303
Rewards and other revenue	2,319	3,545	9,959	9,347
Total	$55,541	$69,114	$184,538	$216,741
The Company recognizes assets and liabilities associated with its contracts with its members. Contract assets include commissions paid to the Company’s employees for obtaining contracts with initial terms greater than one year; these costs are capitalized and amortized over the life of the related contracts. As of September 30, 2025, the balance of capitalized commissions was $2.6 million, of which $1.1 million is included within other current assets and $1.5 million is included within other noncurrent assets on the Condensed Consolidated Balance Sheet. At December 31, 2024, the balance of capitalized commissions was $2.8 million, of which $1.2 million is included within other current assets and $1.6 million is included within other noncurrent assets on the Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $0.3 million, $1.0 million, $0.4 million and $1.5 million, respectively, of amortization expense in sales and marketing within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Contract liabilities include deferred revenue as discussed below.
Assets and liabilities related to contracts with members are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Accounts receivable, net	$2,944	$3,767
Prepaid member travel	$12,229	$13,663
Other current assets	$1,054	$1,216
Other noncurrent assets	$1,533	$1,549

Liabilities:
Deferred revenue, current	$117,668	$135,347
Deferred revenue, noncurrent	$35,072	$36,147
Deferred revenue is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Travel	$55,978	$66,871
Subscriptions	76,788	75,730
Travel credits	17,468	17,830
Rewards	2,506	11,063
Total	152,740	171,494
Less: Deferred revenue, noncurrent	35,072	36,147
Deferred revenue, current	$117,668	$135,347

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
During the nine months ended September 30, 2025, the Company recognized approximately $112.3 million of revenue that had been included in the balance of deferred revenue as of December 31, 2024. The deferred revenue balance changed during the quarter primarily due to: (i) increases from payments the Company received before transferring control of goods or services to customers and (ii) decreases as the Company satisfied those performance obligations and recognized the related revenue. During the nine months ended September 30, 2024, $132.7 million of revenue was recognized that was included in the $177.5 million balance of deferred revenue as of December 31, 2023.
(4) Prepaid Expenses and Prepaid Member Travel
Prepaid expenses
Prepaid expenses are as follows (in thousands):

	September 30, 2025	December 31, 2024
Software	$700	$740
Property operations	328	405
Insurance	1,150	1,407
Operating supplies	308	564
Total	$2,486	$3,116
Prepaid Member Travel
Prepaid member travel of $12.2 million and $13.7 million as of September 30, 2025 and December 31, 2024, respectively, generally represents deposits the Company has made for future member travel.

(5) Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	Useful Life (years)	September 30, 2025	December 31, 2024
Residence leasehold improvements	3	$18,844	$19,665
Internal-use software	3	18,951	17,975
Corporate office leasehold improvements	3	3,901	3,901
Furniture, fixtures and equipment	5	1,365	1,292
Computer equipment	3	1,198	1,136
Residence vehicles	5	522	582
Property and equipment, gross		44,781	44,551
Accumulated depreciation and amortization		(34,933)	(30,472)
Property and equipment, net		$9,848	$14,079
Components of depreciation and amortization were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Internal-use software	$1,205	$1,228	$3,705	$3,563
Furniture, fixtures and equipment	983	1,396	2,931	3,512
Residence leasehold improvements	147	252	535	828
Corporate office leasehold improvements	120	121	361	362
Computer equipment	13	31	56	140
Residence vehicles	30	36	77	107
Total depreciation and amortization	$2,498	$3,064	$7,665	$8,512
Depreciation and amortization was recognized within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income under the following line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,149	$1,676	$3,516	$4,418
General and administrative	401	378	1,182	1,070
Depreciation and amortization	948	1,010	2,967	3,024
Total depreciation and amortization	$2,498	$3,064	$7,665	$8,512
(6) Accounts Payable and Accrued Liabilities
The following table presents the components of accounts payable and accrued liabilities (in thousands):

	September 30, 2025	December 31, 2024
Trade creditors	$15,700	$11,386
Occupancy taxes payable	6,392	7,520
Compensation accruals	2,922	3,679
Income and other taxes payable	328	436
Accounts payable and accrued liabilities	$25,342	$23,021

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
The Note is an unsubordinated secured obligation of the Company. The Note is secured by a first priority security interest in substantially all of Inspirato’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of the Company. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and the Company has elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. As of September 30, 2025 and December 31, 2024, the outstanding amount of the Note was $29.3 million and $27.6 million, respectively.
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
On or after the three-year anniversary of the Closing, the Note will be redeemable (subject to certain terms and conditions) by the Company in whole (but not in part) at a redemption price equal to the fair market value of the Class A Common Stock issuable upon conversion of the then-outstanding principal amount of the Note. The Note and the associated Commercial Agreement, as defined below, also include a minimum liquidity threshold of $10 million. On March 21, 2025, the Company entered into a twelve month agreement whereby Oakstone agreed to forbear from exercising its contractual right under the Note to require redemption in the event the Company fails to meet the minimum liquidity threshold (as defined in the Commercial Agreement) during the forbearance period. The agreement is intended to provide the Company with increased operational flexibility as it continues to pursue long-term strategic initiatives. All other terms of the Note remain unchanged.
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
The Company has elected to carry the Note at fair value, with changes in its value recognized as fair value gains or losses within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Fair value adjustments to the Note of a loss of $0.3 million, a loss of $0.1 million, a loss of $0.1 million and a gain of $3.8 million for the three and nine months ended September 30, 2025 and 2024, respectively, were recorded in loss (gain) on fair value instruments within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Interest, Net
The Company incurred net interest expense of $0.5 million, $1.5 million, $0.5 million and $1.2 million for the three and nine months ended September 30, 2025 and 2024, respectively, which has been recognized to interest expense, net within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company incurred interest expense on the Note of $0.5 million, $1.7 million, $0.6 million and $1.6 million during the three and nine months ended September 30, 2025 and 2024, respectively. The interest expense was offset by interest income from the Company’s banking relationship of less than $0.1 million, $0.2 million, $0.1 million and $0.4 million for the three and nine months ended September 30, 2025 and 2024, respectively.
(8) Leases
The Company enters into operating leases primarily for standalone homes, luxury condos and hotel rooms and suites. As of September 30, 2025, active leases have remaining initial terms ranging from less than one to eighteen years, and generally contain extension options at the approval of both parties as well termination rights where the Company can terminate the lease with 180 to 360 days' notice without a termination fee. The Company has not generally included these renewal periods nor the lease termination options within the lease term as it is not reasonably certain that either will be exercised. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease expense includes expenses incurred as a result of the lease agreement, which are not considered known expenses at lease inception and are recognized as incurred. Variable expenses can include, but are not limited to, revenue shares, owner buyback adjustments and usage-based agreements. Operating lease expense and variable lease expense are included in cost of revenue within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The following table details the composition of operating lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$15,735	$18,076	$47,891	$56,634
Variable lease expense	191	225	924	726
Total lease expense	$15,926	$18,301	$48,815	$57,360

The maturities of the operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Fiscal Year Ending	Operating Leases
Remainder of 2025	$16,525
2026	55,487
2027	37,102
2028	25,234
2029	16,349
2030 and thereafter	38,666
Total minimum lease payments	189,363
Less: interest expense	32,829
Present value of lease obligations	156,534
Less: current lease obligations	50,053
Long-term lease obligations	$106,481
The Company has entered into a subleasing agreement for a number of homes in a single location which contains an extension option at the approval of both parties. During the three and nine months ended September 30, 2025, the Company had $0.3 million and $0.9 million, respectively, in sublease income related to this agreement. There was no sublease income during the three and nine months ended September 30, 2024.
As of September 30, 2025, the Company did not enter into any leases that have not yet commenced.
The following table presents additional information about the operating lease obligations:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.7	5.1
Weighted-average discount rate	9.16%	9.14%
Impairment of Right-of-Use Assets
The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable.
During the three months ended September 30, 2025 and 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. The Company determined that the right-of-use assets for leases had estimated undiscounted future cash flows that exceeded their net carrying values and therefore no impairment was recorded for the three months ended September 30, 2025 or 2024.
During the nine months ended September 30, 2025 and 2024, the Company reviewed cash flow forecasts of leases against the carrying value of their right-of-use assets. During the nine months ended September 30, 2025, the Company determined that one lease had ceased all active use and consequently impaired the right-of-use asset to zero and recorded $0.4 million in impairment expense related to this lease within cost of revenue on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. There was no impairment expense recorded during the nine months ended September 30, 2024.
Gain on Lease Termination
The Company entered into a Lease Termination and Surrender Agreement on August 12, 2024, subsequently amended on August 30, 2024, effective August 31, 2024 (the “Termination Agreement”) to terminate certain previously impaired, underperforming leases under which the Company did not previously have termination rights. The Termination Agreement resulted in a decrease to the Company’s right-of-use assets of $4.6 million and corresponding decrease to operating lease liabilities of approximately $41.7 million, resulting in a gain on lease termination of $37.1 million, which was recorded to asset impairments and (gain) on lease termination on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during three and nine months ended September 30, 2024. Additionally, as part of the

Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of September 30, 2025, the Company has paid the remaining $2.6 million portion of the termination fee that was owed as of December 31, 2024.
(9) Income Taxes
Since the Mandatory Exchange, as defined below within Note 13 – Noncontrolling Interest, on August 30, 2024, Inspirato LLC is disregarded for income tax purposes given it is a fully owned subsidiary of Inspirato. Inspirato, however, is subject to U.S. federal income taxes, in addition to state and local income taxes from the earnings from Inspirato LLC. Inspirato is also subject to taxes in foreign jurisdictions.
The effective income tax rate was negative 1.9%, negative 2.6%, 2.2% and negative 5.7% for the three and nine months ended September 30, 2025 and 2024, respectively. The income tax expense within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income represents amounts owed to state and foreign taxing authorities.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Inspirato as of September 30, 2025 and December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
On February 11, 2022, the Company entered into a Tax Receivable Agreement (the "TRA"). Under the TRA, the Company was generally required to pay holders of the noncontrolling interests in Inspirato LLC, who also held noneconomic voting interests in Inspirato through their ownership of Class V Common Stock of Inspirato (the “Continuing Inspirato Members”), 85% of the amount of cash savings, if any, in U.S. federal, state or local tax that the Company realized directly or indirectly (or were deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Inspirato for shares of Inspirato's Class A Common Stock or cash, including any basis adjustment relating to the assets of Inspirato and (ii) tax benefits attributable to payments made under the TRA (including imputed interest). On August 9, 2024, the TRA was terminated by the Company and the other signatory parties. As consideration for the termination, the Company paid a full and final settlement amount of $0.3 million, which is presented within restructuring charges within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company does not anticipate a material impact to income tax expense for the year ended December 31, 2025.
The Company’s income tax filings are subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.
As of September 30, 2025 and December 31, 2024, the Company had recorded amounts related to indirect taxes, uncertain tax positions and foreign income taxes, totaling $3.3 million and $3.2 million, respectively, within other noncurrent liabilities on the Condensed Consolidated Balance Sheets based on its current estimate of their realizability.
(10) Equity of Inspirato Incorporated
As of September 30, 2025, the Company had four classes of stock authorized: Class A Common Stock, Class B Common Stock, Class V Common Stock and Preferred Stock. On September 30, 2024, all remaining shares of Class V Common Stock were converted to shares of Class A Common Stock. As of September 30, 2025, no shares of Class B Common Stock, Class V Common Stock or Preferred Stock were outstanding. Holders of the shares of Class A Common Stock will vote on all matters submitted to stockholders for their vote or approval, except as required by applicable law, and each share of Class A Common Stock will be entitled to one vote on such matters. Holders of any shares of Class B Common Stock that may be issued in the future will not have voting rights.

Warrants
Investment Warrants
As discussed in Note 1 – Nature of Business, and pursuant to the Investment Agreement, along with each purchase of shares of Class A Common Stock, including optional additional shares, the Purchaser obtained an equivalent number of Investment Warrants, each of which can be exercised for additional shares of Class A Common Stock at $3.43 per share and are exercisable for 5 years. The Investment Warrants are also exercisable at the election of the Purchaser in a cashless exercise. In the event of a cashless exercise, in lieu of paying the exercise price in cash, the Purchaser will surrender the number of shares necessary to settle the cash payment due from exercising of the Investment Warrants. On February 21, 2025, the Purchaser exercised Investment Warrants to purchase 583,099 shares of Class A Common Stock at an exercise price of $3.43 per share, paid in cash. As of September 30, 2025, there were 3.1 million Investment Warrants outstanding expiring in 2029.
Public Warrants
The Company is party to issued and outstanding Public Warrants to purchase shares of Class A Common Stock at a price of $230 per share. As of both September 30, 2025 and December 31, 2024, there were 8.6 million Public Warrants outstanding. Each of the Public Warrants is exercisable for 0.05 shares of Class A Common Stock. The Public Warrants were valued at less than $0.1 million at both September 30, 2025 and December 31, 2024 and are recorded within other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(11) Loss Attributable to Inspirato Incorporated per Class A Share
Basic and diluted earnings (loss) per share (“EPS”) is computed utilizing shares that participate in the Company’s earnings – including dividend rights. The Company’s Class A and Class B Common Stock are the classes of shares that are entitled to the Company’s earnings and dividends. As no shares of Class B Common Stock were issued as of September 30, 2025, the computation of basic and diluted earnings per share includes only Class A Common Stock.
EPS is computed using the two-class method. Under the two-class method, the Company allocates net income attributable to Inspirato to Class A Common Stock (including those with vested share-based awards). Basic earnings per share is calculated by taking net income attributable to Inspirato, less earnings allocated to Class A Common Stock, divided by the basic weighted-average Class A Common Stock outstanding. Net income per share is calculated by taking net income attributable to Inspirato divided by the weighted-average Class A Common Stock outstanding. In accordance with the two-class method, diluted earnings per share is calculated using the more dilutive of the impact of the treasury-stock method or from reducing net income for the earnings allocated to Class A Common Stock.
The following table presents the basic EPS for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income and comprehensive (loss) income attributable to Inspirato Incorporated	$(4,521)	$4,332	$(8,212)	$(3,112)
Weighted average Class A Shares outstanding, Basic	12,550	5,639	12,321	4,326
Net (loss) income and comprehensive (loss) income attributable to Inspirato Incorporated per Class A Share, Basic	$(0.36)	$0.77	$(0.67)	$(0.72)

The following table presents the Company’s diluted EPS for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income and comprehensive (loss) income attributable to Inspirato Incorporated	$(4,521)	$4,332	$(8,212)	$(3,112)
Impact of Note interest and fair market value adjustment attributable to Inspirato Incorporated Class A Shares	—	267	—	—
Net (loss) income attributable to common stockholders	$(4,521)	$4,599	$(8,212)	$(3,112)

Weighted average Class A Shares outstanding, Basic	12,550	5,639	12,321	4,326
Effect of dilutive securities	—	1,783	—	—
Weighted average Class A Shares outstanding, Diluted	12,550	7,422	12,321	4,326

Net (loss) income and comprehensive (loss) income attributable to Inspirato Incorporated per Class A Share, Diluted	$(0.36)	$0.62	$(0.67)	$(0.72)
The following securities are excluded from the computation of diluted shares for the three and nine months ended September 30, 2025 and 2024 due to their anti-dilutive effects (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Performance-based units	403	261	625	88
Public Warrants	431	431	431	431
Stock options	74	142	95	165
Restricted stock units	718	601	875	694
Investment warrants	3,061	—	3,170	192
Investment Agreement Option	—	—	—	1,458
Note	958	—	958	902
Anti-dilutive securities	5,645	1,435	6,154	3,930

(12) Equity-Based Compensation
The following table details where equity‑based compensation is recognized on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$7	$36	$25	$68
General and administrative	49	6,865	1,323	10,870
Sales and marketing	65	87	226	657
Operations	77	191	308	767
Technology and development	42	100	147	467
Restructuring charges (Note 18)	—	4,395	—	4,395
Total equity-based compensation	$240	$11,674	$2,029	$17,224
The Company also recognized income tax benefits from stock compensation of less than $0.1 million, $0.4 million, $1.1 million and $2.0 million for the three and nine months ended September 30, 2025 and 2024, respectively.
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

Equity Awards Detail
RSUs
The following table represents RSU activity for the nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2023	727	$41.42
Granted	975	$3.62
Vested	(833)	$29.50
Forfeited	(41)	$33.20
Outstanding as of September 30, 2024	828	$9.31

Outstanding as of December 31, 2024	959	$6.83
Granted	245	$4.68
Vested	(267)	$9.14
Forfeited	(285)	$7.92
Outstanding as of September 30, 2025	652	$4.60
As of September 30, 2025, there was $3.2 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 2.6 years.
PBUs
During the year ended December 31, 2024, the Company granted 500,000 performance-based units (“PBUs”) of Class A Common Stock (the "Share Price PBUs"), which vest in full on the trading day after the Company’s Class A Common Stock achieves the market condition of a closing price of $15.00 per share or more over a period of at least 30 consecutive trading days from August 14, 2024 through August 13, 2025 (the “Performance Period”). The performance stock price goal was not met during the Performance Period and the Share Price PBUs were forfeited on August 14, 2025. During the three and nine months ended September 30, 2025, $0.1 million and $0.3 million, respectively, of stock compensation expense was recognized to general and administrative within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income related to the Share Price PBUs. There is no unrecognized stock compensation expense remaining and there are no Share Price PBUs outstanding as of September 30, 2025.
Additionally, during the year ended December 31, 2024, the Company granted $1.3 million in PBUs which vest based on specified financial targets (the "Target PBUs") from the Company's year ended December 31, 2025 consolidated financial statements. The number of units to be granted is dependent on the 5 day average closing price of the Company's stock following the fourth quarter 2025 earnings call if the specified targets are met during the year. During the nine months ended September 30, 2025, the financial targets set for the Target PBUs were modified where partial achievement metrics would allow for partial vesting of the Target PBUs. During the three and nine months ended September 30, 2025, there were zero and $0.8 million, respectively, in compensation expense related to potential awards forfeited. As of September 30, 2025, the Company does not consider the targets set for the Target PBUs to be probable and, therefore, has not recognized any expense during the three and nine months ended September 30, 2025. The Company had $0.5 million in unrecognized compensation expense outstanding related to the Target PBUs as of September 30, 2025.
Options
The Company had 72,000 and 123,000 stock options outstanding and exercisable as of September 30, 2025 and December 31, 2024, respectively. No stock options have been granted since January of 2021. There were no stock option exercises during the three and nine months ended September 30, 2025 and 2024.

(13) Noncontrolling Interest
The financial results of Inspirato LLC and its subsidiaries are consolidated with and into Inspirato Incorporated.
On August 30, 2024, the Board of Managers of Inspirato LLC approved a mandatory exchange of all units in Inspirato LLC, other than those held by the Company (the “Mandatory Exchange”). Pursuant to the Mandatory Exchange, each member of Inspirato LLC other than the Company exchanged their common units for a number of shares of Class A Common Stock of Inspirato equal to the number of common units exchanged. The Mandatory Exchange also involved the surrender and cancellation of the same number of outstanding shares of Class V Common Stock of Inspirato held by such members. The Mandatory Exchange occurred on September 30, 2024 and as a result, there is no remaining noncontrolling interest as of September 30, 2025 and December 31, 2024 as Inspirato Incorporated fully owns Inspirato LLC.
During the three and nine months ended September 30, 2024, the Company issued 2,858,000 and 2,907,000 shares, respectively, of Class A Common Stock in exchange for the same number of common units, resulting also in the cancellation of the same number of shares of Class V Common Stock.
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
The Company is currently involved in a legal dispute with a former Chief Executive Officer ("CEO") and a former Chairman of the Company. The parties filed suit in November of 2024 in Colorado State Court. The former officers have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which they are seeking unspecified damages. The Company disputes the claims and has asserted counterclaims against the former officers. Litigation is currently ongoing and in the discovery phase.
The Company is currently engaged in a legal dispute with a former President and member of the Board of Directors. The individual was terminated from his position as President in April 2025 and concurrently removed from the Board. Following the departure, a dispute arose concerning the interpretation and enforcement of his employment agreement and severance entitlements. In August 2025, the former officer initiated arbitration proceedings against the Company, alleging breach of his employment agreement. The matter remains in the early stages of arbitration.
On February 16, 2023, a class action lawsuit was filed in the U.S. District Court for the District of Colorado (the “Court”) captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. On September 29, 2025, the Court granted the defendants’ motion to dismiss and entered judgment in the Company’s favor, dismissing the case with prejudice. As no appeal was filed within the 30-day period provided under the Federal Rules of Appellate Procedure, the dismissal is now final.
Financial Guarantees
The Company is a party to financial guarantee requirements with third parties for real estate and payment processor agreements. The guarantees are satisfied through $30.0 million in surety bonds and restricted cash. The surety bond agreements remain in effect and their term is continuous. The surety has the right to terminate the bonds upon 180 days notice. The Company has the right to terminate the bonds upon termination and satisfaction of the agreement that the bonds secure. As of September 30, 2025 and December 31, 2024, the Company had $13.1 million and $13.2 million, respectively, in restricted cash within the Condensed Consolidated Balance Sheets.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 based on the three-tier fair value hierarchy (in thousands):

		September 30, 2025
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$13,715	$—	$—	$13,715
Restricted cash	Restricted cash	13,072	—	—	13,072
Total		$26,787	$—	$—	$26,787
Liabilities
Convertible note	Convertible note	$—	$—	$24,081	$24,081
Total		$—	$—	$24,081	$24,081

		December 31, 2024
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	Cash and cash equivalents	$21,845	$—	$—	$21,845
Restricted cash	Restricted cash	13,160	—	—	13,160
Total		$35,005	$—	$—	$35,005
Liabilities
Convertible note	Convertible note	$—	$—	$22,336	$22,336
Total		$—	$—	$22,336	$22,336
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
Public Warrants
The Company is party to issued and outstanding Public Warrants, which have been recorded within other noncurrent liabilities within the Condensed Consolidated Balance Sheets. During the year ended December 31, 2024, the Public Warrants were reclassified as equity-based awards and, thus, are no longer required to be reassessed for fair value at each balance sheet date. Prior to the reclassification, the Public Warrants utilized an observable price in an active market to assess their fair value the warrants and therefore were categorized as Level 1 instruments and were subject to remeasurement at each balance sheet date. During both the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million in a fair market value adjustment. Fair market value adjustments are recognized to loss (gain) on fair value instruments within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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
(16) Employee Benefit Plans
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP”), under which the Company is authorized to issue 200,000 shares of Class A Common Stock. As of both September 30, 2025 and December 31, 2024, the Company had approximately 86,000 and 103,000, respectively, shares of Class A Common Stock, which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by Inspirato for at least six months are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. The ESPP consists of six-month offering periods during which employees may enroll in the ESPP. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During both the three months ended September 30, 2025 and 2024, there were no employee purchases of Class A Common Stock through the ESPP. During the nine months ended September 30, 2025 and 2024, there were 17,000 and 24,000, respectively, employee purchases of Class A Common Stock through the ESPP.
401(k) Employee Savings Plan
The Company sponsors a defined contribution 401(k) plan that covers substantially all employees. During the three and nine months ended September 30, 2025 and 2024, the Company made no matching contributions.
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
Subsequent to the Investment Agreement with One Planet Group, the Company entered into various arrangements for expense reimbursements between One Planet Group and the Company relating to executive travel reimbursement and management consulting fees and may enter into other arrangements in the future. Total expenses under these arrangements were $0.1 million and $0.3 million during the three and nine months ended September 30, 2025, respectively. Total expenses under these arrangements were less than $0.1 million for both the three and nine months ended September 30, 2024.
In March of 2025, the Company entered into an agreement with Buyerlink to provide digital marketing services to the Company in exchange for compensation for each sale closed. There was no expense recognized during either the three or nine months ended September 30, 2025 as no services were performed under the terms of the agreement.

Exclusive Resorts
The Company has several agreements with Exclusive Resorts where several of the Company’s significant shareholders and former board members also held a significant investment as of December 31, 2024. The companies have entered into several different license or property usage agreements whereas each company may use and operate certain homes from the other company’s portfolio for their own members’ travel. The Company recognized related party revenue from these arrangements of $0.1 million and $0.2 million, respectively, during the three and nine months ended September 30, 2024. The Company did not recognize related party expense from these arrangements during the three and nine months ended September 30, 2025 or 2024. On January 15, 2025, the common owner between the Company and Exclusive Resorts sold their ownership in the Company. On February 11, 2025, the Company and Exclusive Resorts agreed to terminate all license and property usage agreements with an effective end date of February 28, 2025. As of September 30, 2025, Exclusive Resorts is no longer a related party, however, the total value due from Exclusive Resorts is $0.9 million and is recorded to accounts receivable, net on the Condensed Consolidated Balance Sheet. As of December 31, 2024, the total value due from Exclusive Resorts was $0.9 million and is recorded to accounts receivable, net – related parties on the Condensed Consolidated Balance Sheet.
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
During the three and nine months ended September 30, 2024, the Company incurred $7.0 million in restructuring charges, which consisted of $2.6 million of cash restructuring charges and $4.4 million of non-cash restructuring charges, which are included in restructuring charges in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Through September 30, 2024, the Company paid $1.3 million of the cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $1.3 million as of September 30, 2024 and are included in accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company owed $0.4 million in unpaid restructuring charges that were included in accounts payable and accrued liabilities within the Consolidated Balance Sheets. Through September 30, 2025, the Company paid all remaining cash restructuring charges in connection with the Reorganization Plan.
As part of the Termination Agreement, the Company agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of September 30, 2025, the Company has paid the remaining $2.6 million portion of the termination fee that was owed as of December 31, 2024. See Note 8 – Leases for additional information.
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

The following table presents the components of revenue and cost of revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Residence and hotel travel	$25,855	$33,110	$89,058	$106,372
Experiences and bespoke travel	8,009	9,461	25,908	24,719
Total travel	33,864	42,571	114,966	131,091
Subscription	19,358	22,998	59,613	76,303
Rewards and other revenue	2,319	3,545	9,959	9,347
Total revenue	$55,541	$69,114	$184,538	$216,741
Cost of revenue:
Lease costs	$15,926	$18,301	$48,815	$57,360
Booking fees	15,081	20,229	50,616	60,247
Fixed operating costs	3,012	4,136	9,062	12,547
Variable operating costs	2,023	4,327	7,226	11,641
Depreciation expense	1,149	1,676	3,516	4,418
Other cost of revenue	929	951	4,965	3,132
Total cost of revenue	38,120	49,620	124,200	149,345
Gain on lease termination	—	(29,895)	—	(29,895)
Gross margin	$17,421	$49,389	$60,338	$97,291

General and administrative	$9,658	$19,795	$31,396	$48,438
Sales and marketing	5,706	7,209	16,038	24,707
Operations	3,820	5,269	13,232	17,058
Technology and development	929	1,728	3,133	6,044
Depreciation and amortization	948	1,010	2,967	3,024
Interest expense, net	513	454	1,467	1,150
Loss (gain) on fair value instruments	281	158	55	(3,675)
Restructuring charges	—	6,985	—	6,985
Other expense (income), net	2	8	53	(269)
(Loss) income and comprehensive (loss) income before income taxes	(4,436)	6,773	(8,003)	(6,171)
Income tax expense	85	151	209	351
Net (loss) income and comprehensive (loss) income	(4,521)	6,622	(8,212)	(6,522)
Net (loss) income and comprehensive (loss) income attributable to noncontrolling interests	—	(2,290)	—	3,410
Net (loss) income and comprehensive (loss) income attributable to Inspirato Incorporated	$(4,521)	$4,332	$(8,212)	$(3,112)

(20) Supplemental Financial Information
The following table presents the year-to-date supplemental and non-cash investing and financing activities (in thousands):

	Nine months ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for income taxes	$408	$132
Significant non-cash transactions:
Conversion of Class V to Class A stock	$—	$127,868
Fixed assets purchased but unpaid, included in accounts payable at period end	$83	$701
Operating lease right-of-use assets exchanged for lease obligations	$14,767	$23,588

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended September 30, 2025 and 2024, included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2025. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Risk Factors” and “Special Note Regarding Forward Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
For members, we offer access to a diverse portfolio of curated luxury vacation options that include approximately 320 private luxury vacation homes available to our members and accommodations at approximately 220 luxury hotel and resort partners in over 160 destinations around the world as of September 30, 2025. Our portfolio also includes Inspirato Only experiences, which are curated, one-of-a-kind member-only experiences such as luxury safaris, cruises and other experiences, as well as Bespoke trips, which offer individualized, custom-designed “bucket list” itineraries based on the exact specifications of the member. Every Inspirato trip comes with our personalized service envelope — including pre-trip planning, on-site concierge and daily housekeeping — designed to meet the needs of discerning travelers and drive exceptional customer satisfaction.
Investment Agreement
On August 12, 2024, we entered into an investment agreement (the “Investment Agreement”) with One Planet Group LLC, a Delaware limited liability company ("One Planet Group" or the “Purchaser”), to sell 2.9 million shares of Class A Common Stock at $3.43 per share, and 2.9 million warrants (the “Investment Warrants”) each redeemable for a share of Class A Common Stock (pursuant to the "Investment Warrant Agreement"), for an aggregate purchase price of $10.0 million (the “One Planet Group Financing”). At the initial closing on August 13, 2024, the Purchaser acquired the first tranche of 1,335,271 shares for $4.6 million. At the second closing on September 13, 2024, the Purchaser acquired the remaining 1,580,180 shares and the 2.9 million Investment Warrants for $5.4 million. In addition, pursuant to the Investment Agreement, on December 9, 2024, the Purchaser exercised an additional option to acquire 728,863 additional shares of Class A Common Stock and 728,863 warrants, each redeemable for one share of Class A Common Stock, for $3.43 per share for an aggregate purchase price of $2.5 million. In connection with the exercise of the Purchaser's option, the Investment Warrant Agreement was amended to increase the number of Investment Warrants issuable to up to 3.6 million (collectively, the “Investment Agreement Option”). Each Investment Warrant can be exercised in exchange for a share of Class A Common Stock at $3.43 per share and is exercisable for 5 years from the date of issuance. On February 21, 2025, the Purchaser exercised 583,099 Investment Warrants, resulting in $2.0 million of proceeds to the Company.
The Purchaser named four new directors to the Inspirato Board of Directors pursuant to the Investment Agreement, three of which are contracted and one was independently named, and the size of our Board of Directors remained at seven directors. As contemplated by the Investment Agreement, Payam Zamani was appointed as our CEO and our Executive Chairman of the Board.
Further, on October 22, 2024, we entered into two secondary investment agreements (collectively the “Secondary Investment Agreements”) to sell two investors a total of 757,576 shares of Class A Common Stock at $3.96 per share, the closing price on October 22, 2024, for an aggregate purchase price of $3.0 million.

Buyerlink Merger Agreement and Subsequent Mutual Termination Agreement
On June 25, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Buyerlink Inc. ("Buyerlink"), which is wholly owned by One Planet Ops Inc. (“One Planet Ops”). One Planet Ops is a wholly owned subsidiary of One Planet Group, which is a related party of Inspirato because One Planet Group is owned by Payam Zamani, Chief Executive Officer ("CEO") and Chairperson of the Board of the Company. On September 18, 2025, the Company entered into a mutual termination agreement (the “Mutual Termination Agreement”) with Buyerlink pursuant to which the parties mutually terminated the Merger Agreement. The Mutual Termination Agreement provides that the Merger Agreement is terminated and shall be of no further force or effect, except that provisions expressly stated to survive termination shall remain in effect in accordance with their terms. The Mutual Termination Agreement further provides that no termination fee or reverse termination fee is payable by any party and that each party will bear its own fees and expenses incurred in connection therewith. The Mutual Termination Agreement also includes mutual releases subject to customary exceptions for obligations that expressly survive termination.
Transaction costs in connection with the Merger Agreement were expensed as incurred. During both the three and nine months ended September 30, 2025, we incurred $0.8 million and $1.6 million, respectively, in transaction costs, which were recorded to general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Reorganization Plan
From August 12, 2024 through December 31, 2024, we developed a plan for a restructuring of certain aspects of our operations and organization (the “Reorganization Plan”). The Reorganization Plan included the entry into the Lease Termination and Surrender Agreement ("Termination Agreement") to terminate certain previously impaired, underperforming leases, the termination and settlement of the Tax Receivable Agreement ("TRA"), a reduction in force, an issuance of securities to One Planet Group, the appointment of a new CEO and new members of our Board of Directors, as discussed above, and other cost savings initiatives along with a review of expenses and business processes.
During the three and nine months ended September 30, 2024, we incurred $7.0 million in restructuring charges, which consisted of $2.6 million of cash restructuring charges and $4.4 million of non-cash restructuring charges, which are included in restructuring charges in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Through September 30, 2024, we paid $1.3 million of the cash restructuring charges in connection with the Reorganization Plan and the remaining unpaid restructuring charges were $1.3 million as of September 30, 2024 and are included in accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets. As of December 31, 2024, we owed $0.4 million in unpaid restructuring charges that were included in accounts payable and accrued liabilities within the Consolidated Balance Sheets. Through September 30, 2025, we paid all remaining cash restructuring charges in connection with the Reorganization Plan.
As part of the Termination Agreement, we agreed to pay a termination fee of $6.6 million, subject to certain adjustments, payable in installments from August 2024 to March 2025. As of September 30, 2025, we paid the remaining $2.6 million portion of the termination fee that was owed as of December 31, 2024.
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
Change in Rewards Program
In August of 2023, we implemented a member loyalty program called Inspirato Rewards (“Rewards”) for members with at least one active paid member subscription (“Subscription”). Rewards was designed to incentivize repeat business by rewarding members with exclusive discounts and benefits based on their activity with us. Members who earned one of the three Rewards statuses could be entitled to, depending on their status, extra savings on Inspirato Club bookings; early access to new property releases, new Experiences and year-end festive dates; and complimentary nights, among other benefits. On October 28, 2024, we announced to members that some of the benefits from the Rewards program would sunset in 2025; however, status earned through December 31, 2024 would still be honored and members who had gained one of the status levels would be able to utilize those benefits through June 30, 2025. As of July 1, 2025, the ability to use the original benefits from the Rewards program was ended; the remaining performance obligations earned through June 30, 2025 will be recognized as the respective performance obligation are met.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and business plans, and make strategic decisions.
Active Subscriptions
We define Active Subscriptions as subscriptions that are paid in full and those for which we expect payment for renewal. We use Active Subscriptions as its a key factor in assessing our penetration of the market in which we operate and a key driver of revenue. Members can have one or more Active Subscriptions. The following table shows our approximate total number of Active Subscriptions as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Club	9,500	10,700
Pass	1,100	1,700
Invited	100	—
Total Active Subscriptions	10,700	12,400
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

The combination of ADR and Occupancy provides us insights regarding how effectively we are utilizing our at-risk properties. Below we have summarized our travel operating statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residences
Paid Nights Delivered	10,000	15,600	33,800	46,100
Total Nights Delivered	14,200	23,200	48,500	70,500
Occupancy	54%	71%	62%	73%
ADR	$2,088	$1,624	$2,072	$1,724

Hotels
Paid Nights Delivered (1)	5,800	7,900	18,200	25,300
Total Nights Delivered (1)	8,100	12,300	26,600	42,100
Occupancy (2)	75%	82%	72%	76%
ADR (1)	$1,142	$1,105	$1,257	$1,063

Total
Paid Nights Delivered (1)	15,800	23,500	52,000	71,400
Total Nights Delivered (1)	22,300	35,600	75,100	112,600
Occupancy (2)	56%	73%	63%	73%
ADR (1)	$1,742	$1,449	$1,787	$1,492
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

Results of operations
The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended September 30, 2025 and 2024 (in thousands, other than percentages):

	Three Months Ended September 30,		Amount of increase (decrease)		Percent change favorable (unfavorable)
	2025	2024
Revenue	$55,541	$69,114	$(13,573)		(20)%
Cost of revenue	38,120	49,620	(11,500)		23%
Gain on lease termination	—	(29,895)	29,895		n/m
Gross margin	$17,421	$49,389	$(31,968)		(65)%
Gross margin percent	31%	71%	(40)	pp

General and administrative	$9,658	$19,795	$(10,137)		51%
Sales and marketing	5,706	7,209	(1,503)		21%
Operations	3,820	5,269	(1,449)		28%
Technology and development	929	1,728	(799)		46%
Depreciation and amortization	948	1,010	(62)		6%
Interest expense, net	513	454	59		(13)%
Loss on fair value instruments	281	158	123		78%
Restructuring charges	—	6,985	(6,985)		n/m
Other expense, net	2	8	(6)		75%
(Loss) income and comprehensive (loss) income before income taxes	(4,436)	6,773	(11,209)		n/m
Income tax expense	85	151	(66)		44%
Net (loss) income and comprehensive (loss) income	$(4,521)	$6,622	$(11,143)		n/m
n/m - non-meaningful
pp - percentage point
Comparison of the three months ended September 30, 2025 and 2024:
Revenue. Total revenue decreased $13.6 million from $69.1 million for the three months ended September 30, 2024 to $55.5 million for the three months ended September 30, 2025, a decrease of 20%. Disaggregated revenue for the three months ended September 30, 2025 and 2024 is as follows (in thousands, other than percentages):

	Three Months Ended September 30,		Amount of increase (decrease)	Percent change favorable (unfavorable)
	2025	2024
Residence and hotel travel	$25,855	$33,110	$(7,255)	(22)%
Experiences and bespoke travel	8,009	9,461	(1,452)	(15)%
Total Travel	33,864	42,571	(8,707)	(20)%
Subscription	19,358	22,998	(3,640)	(16)%
Rewards and other revenue	2,319	3,545	(1,226)	(35)%
Total Revenue	$55,541	$69,114	$(13,573)	(20)%

Travel revenue decreased $8.7 million from $42.6 million for the three months ended September 30, 2024 to $33.9 million for the three months ended September 30, 2025. The decrease in residence and hotel travel revenue was driven by a 33% decrease in paid nights delivered resulting in a decrease of $10.8 million. The decrease was partially offset by a 20% increase in the ADR recognized for those paid nights, driven primarily from the Company's portfolio optimization, which resulted in an increase of $4.5 million to travel revenue. Further declines in revenue were caused by a $1.4 million decrease in revenue from IFG and IFB, partially offset by a $0.5 million benefit from the use of accrued benefits from the Rewards program during the three months ended September 30, 2025. Experiences and bespoke travel decreased $1.5 million from $9.5 million for the three months ended September 30, 2024 to $8.0 million for the three months ended September 30, 2025 due primarily to the timing of those experiences.
Subscription revenue decreased $3.6 million from $23.0 million for the three months ended September 30, 2024 to $19.4 million for the three months ended September 30, 2025. The decrease is primarily due to a 14% decrease in the number of Subscriptions during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, resulting in a $3.2 million decrease to Subscription revenue as well as a $0.7 million decrease from a decline in the revenue recognized per Subscription. Decreases in Subscriptions and revenue per Subscription were primarily driven by the decline in Pass Subscriptions, which was partially offset by the increase in Invited Subscriptions. Additionally, the decrease in Subscription revenue was partially offset by a $0.3 million benefit from the use of accrued benefits from the Rewards program during the three months ended September 30, 2025.
Rewards and other revenue decreased $1.2 million from $3.5 million for the three months ended September 30, 2024 to $2.3 million for the three months ended September 30, 2025. The decrease is primarily the result of estimated usage related to Rewards, our member loyalty program, as well as the finalization of estimated benefits due to the Rewards program ending on June 30, 2025.
Cost of revenue. Cost of revenue decreased $11.5 million from $49.6 million for the three months ended September 30, 2024 to $38.1 million for the three months ended September 30, 2025, a decrease of 23%. The decrease is primarily a result of a $5.1 million decrease in booking fees driven primarily by the decrease in the number of experiences occurring within each period, a $2.4 million decrease in lease costs driven by the decrease in nights available as well as lower variable operating costs of $2.3 million. The remaining decrease is due to a decrease in fixed operating costs of $1.1 million and decreased depreciation expense in cost of revenue of $0.5 million.
Gain on lease termination. During the three months ended September 30, 2024, we entered into the Termination Agreement for certain previously impaired, underperforming leases that resulted in a decrease to our right-of-use assets of $4.6 million and a decrease to our operating lease liabilities of $41.7 million, resulting in a gain on lease termination of $37.1 million. The gain was partially offset by the termination fee of $6.6 million as well as the payment of $0.6 million to One Planet Group for the guarantee, as previously discussed. There was no gain on lease termination during the three months ended September 30, 2025.
General and administrative. General and administrative expenses decreased $10.1 million from $19.8 million for the three months ended September 30, 2024 to $9.7 million for the three months ended September 30, 2025, a decrease of 51%. The decrease is primarily a result of a decrease of $8.5 million in employee compensation, a decrease of $1.4 million in professional services, contract wages and legal fees and a decrease of $0.4 million in cloud software amortization.
Sales and marketing. Sales and marketing expenses decreased $1.5 million from $7.2 million for the three months ended September 30, 2024 to $5.7 million for the three months ended September 30, 2025, a decrease of 21%. The decrease is primarily a result of a decrease of $0.6 million in employee compensation, a decrease of $0.6 million in other marketing expenses such as print and marketing materials as well as corporate partnerships and member benefits and a decrease of $0.4 million in software, online advertising and events expense.
Operations. Operations expenses decreased $1.5 million from $5.3 million for the three months ended September 30, 2024 to $3.8 million for the three months ended September 30, 2025, a decrease of 28%, primarily due to a decrease of $1.0 million in employee compensation and a decrease of $0.5 million in other professional services.
Technology and development. Technology and development expenses decreased $0.8 million from $1.7 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025, a decrease of 46%, primarily a result of a decrease of $0.7 million in employee compensation and a decrease of $0.1 million in software expense.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.1 million from $1.0 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025, primarily due to decreased amortization of internally developed software and decreased computer depreciation expense.
Interest expense, net. Interest expense, net increased $0.1 million from the three months ended September 30, 2024 to the three months ended September 30, 2025. We incurred interest expense on the Note of $0.5 million during the three months ended September 30, 2025 as compared to interest expense of $0.6 million during the three months ended September 30, 2024. The interest expense was offset by interest income from our banking relationship of less than $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.
Loss on fair value instruments. Loss on fair value instruments increased $0.1 million from $0.2 million for the three months ended September 30, 2024 to $0.3 million for the three months ended September 30, 2025. Public Warrant fair value adjustments declined from a loss of less than $0.1 million for the three months ended September 30, 2024 to no fair value adjustments for the three months ended September 30, 2025 due to the Public Warrants being reclassified as equity-based awards during the year ended December 31, 2024. As a result of the reclassification, the Public Warrants are no longer required to be reassessed for fair value at each balance sheet date. Fair value adjustments on the Note increased from a loss of $0.1 million for the three months ended September 30, 2024 to a loss of $0.3 million for the three months ended September 30, 2025, primarily due to ongoing valuation adjustments on the outstanding Note due to the remaining term, market conditions and paid-in-kind interest.
Restructuring charges. Restructuring charges decreased from $7.0 million for the three months ended September 30, 2024 to zero for the three months ended September 30, 2025 primarily as a result of $4.4 million acceleration of equity-based compensation expense and $2.6 million cash restructuring charges that were incurred during the three months ended September 30, 2024.
Other expense, net. Other expense, net remained flat from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily due to losses on the sale of fixed assets.
Income tax expense. Income tax expense decreased $0.1 million from $0.2 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025, primarily due to lower amounts owed to state and foreign taxing authorities.

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2025 and 2024 (in thousands, other than percentages):

	Nine Months Ended September 30,		Amount of increase (decrease)		Percent change favorable (unfavorable)
	2025	2024
Revenue	$184,538	$216,741	$(32,203)		(15)%
Cost of revenue	124,200	149,345	(25,145)		17%
Gain on lease termination	—	(29,895)	29,895		n/m
Gross margin	$60,338	97,291	$(36,953)		(38)%
Gross margin percent	33%	45%	(12)	pp

General and administrative	$31,396	$48,438	$(17,042)		35%
Sales and marketing	16,038	24,707	(8,669)		35%
Operations	13,232	17,058	(3,826)		22%
Technology and development	3,133	6,044	(2,911)		48%
Depreciation and amortization	2,967	3,024	(57)		2%
Interest expense, net	1,467	1,150	317		(28)%
Loss (gain) on fair value instruments	55	(3,675)	3,730		n/m
Restructuring charges	—	6,985	(6,985)		n/m
Other expense (income), net	53	(269)	322		n/m
Loss and comprehensive loss income before income taxes	(8,003)	(6,171)	(1,832)		(30)%
Income tax expense	209	351	(142)		40%
Net loss and comprehensive loss	$(8,212)	$(6,522)	$(1,690)		(26)%
n/m - non-meaningful
pp - percentage point
Comparison of nine months ended September 30, 2025 and 2024:
Revenue. Total revenue decreased $32.2 million from $216.7 million for the nine months ended September 30, 2024 to $184.5 million for the nine months ended September 30, 2025, a decrease of 15%. Disaggregated revenue for the nine months ended September 30, 2025 and 2024 is as follows (in thousands, other than percentages):

	Nine Months Ended September 30,		Amount of increase (decrease)	Percent change favorable (unfavorable)
	2025	2024
Residence and hotel travel	$89,058	$106,372	$(17,314)	(16)%
Experiences and bespoke travel	25,908	24,719	1,189	5%
Total Travel	114,966	131,091	(16,125)	(12)%
Subscription	59,613	76,303	(16,690)	(22)%
Rewards and other revenue	9,959	9,347	612	7%
Total Revenue	$184,538	$216,741	$(32,203)	(15)%

Travel revenue decreased $16.1 million from $131.1 million for the nine months ended September 30, 2024 to $115.0 million for the nine months ended September 30, 2025. The decrease in residence and hotel travel revenue was driven by a 27% decrease in paid nights delivered resulting in a decrease of $28.9 million. The decrease was partially offset by a 20% increase in the ADR recognized for those paid nights, driven primarily from the Company's portfolio optimization, which resulted in an increase of $15.3 million to travel revenue. Further declines in revenue were caused by a $5.4 million decrease in revenue from IFG and IFB, partially offset by a $1.7 million benefit from the use of accrued benefits from the Rewards program during the during the nine months ended September 30, 2025. Experiences and bespoke travel increased $1.2 million from $24.7 million for the nine months ended September 30, 2024 to $25.9 million for the nine months ended September 30, 2025 due primarily to an increase in Bespoke trips.
Subscription revenue decreased $16.7 million from $76.3 million for the nine months ended September 30, 2024 to $59.6 million for the nine months ended September 30, 2025. The decrease is primarily due to a 14% decrease in the number of Subscriptions during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, resulting in a $10.8 million decrease to Subscription revenue as well as a $7.2 million decrease from a decline in the revenue recognized per Subscription. Decreases in Subscriptions and revenue per Subscription were primarily driven by the decline in Pass Subscriptions, which was partially offset by the increase in Invited Subscriptions. Additionally, the decline in Subscription revenue was partially offset by a $1.3 million benefit from the use of accrued benefits from the Rewards program during the nine months ended September 30, 2025.
Rewards and other revenue increased $0.7 million from $9.3 million for the nine months ended September 30, 2024 to $10.0 million for the nine months ended September 30, 2025. The increase is primarily the result of estimated usage related to Rewards, our member loyalty program, as well as the finalization of estimated benefits due to the Rewards program ending on June 30, 2025.
Cost of revenue. Cost of revenue decreased $25.1 million from $149.3 million for the nine months ended September 30, 2024 to $124.2 million for the nine months ended September 30, 2025, a decrease of 17%. The decrease is primarily a result of a $9.6 million decrease in booking fees, driven primarily by the decrease in leased hotels and lower nights delivered at hotels due to decreased Pass Subscriptions and limited availability of those hotels to Pass members. Further decreases were due to an $8.5 million decrease in lease costs driven by the decrease in nights available. The remaining decrease was due to lower variable operating costs of $4.4 million, a decrease in fixed operating costs of $3.5 million and decreased depreciation expense in cost of revenue of $0.9 million. The decreases were partially offset by an increase in other cost of revenue of $1.8 million.
Gain on lease termination. During the nine months ended September 30, 2024, we entered into the Termination Agreement for certain previously impaired, underperforming leases that resulted in a decrease to our right-of-use assets of $4.6 million and a decrease to our operating lease liabilities of $41.7 million, resulting in a gain on lease termination of $37.1 million. The gain was partially offset by the termination fee of $6.6 million as well as the payment of $0.6 million to One Planet Group for the guarantee, as previously discussed. There was no gain on lease termination during the nine months ended September 30, 2025.
General and administrative. General and administrative expenses decreased $17.0 million from $48.4 million for the nine months ended September 30, 2024 to $31.4 million for the nine months ended September 30, 2025, a decrease of 35%. The decrease is primarily a result of a decrease of $14.7 million in employee compensation, a decrease of $1.6 million in merchant fees, a decrease of $1.5 million in professional services, contract wages and legal fees and a decrease of $0.4 million in corporate insurance expense. The decreases were partially offset by a $0.7 million increase in travel and entertainment expense, a $0.3 million increase in corporate card charges and a $0.1 million increase in cloud software amortization.
Sales and marketing. Sales and marketing expenses decreased $8.7 million from $24.7 million for the nine months ended September 30, 2024 to $16.0 million for the nine months ended September 30, 2025, a decrease of 35%. The decrease is primarily a result of a decrease of $5.1 million in employee compensation, a $2.4 million decrease in software, online advertising and events expense, a $0.7 million decrease in print and mail marketing materials and a decrease of $0.7 million in other marketing expenses such as corporate partnerships and member benefits.
Operations. Operations expenses decreased $3.9 million from $17.1 million for the nine months ended September 30, 2024 to $13.2 million for the nine months ended September 30, 2025, a decrease of 22%, primarily due to a decrease of $3.5 million in employee compensation and a decrease of $1.1 million in other professional services. The decreases were partially offset by a net $0.6 million increase in operational expenses which are inclusive of increases in corporate spend.

Technology and development. Technology and development expenses decreased $2.9 million from $6.0 million for the nine months ended September 30, 2024 to $3.1 million for the nine months ended September 30, 2025, a decrease of 48%, primarily a result of a decrease of $3.2 million in employee compensation which was partially offset by an increase of $0.3 million in software expense.
Depreciation and amortization. Depreciation and amortization expenses remained flat from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to stabilized capital spend that serves to replace long-lived assets as they come to the end of their useful lives.
Interest expense, net. Interest expense, net increased $0.3 million from $1.2 million for the nine months ended September 30, 2024 to $1.5 million for the nine months ended September 30, 2025, an increase of 28%. We incurred interest expense on the Note of $1.7 million during the nine months ended September 30, 2025 as compared $1.6 million during the nine months ended September 30, 2024. The interest expense was offset by interest income from our banking relationship of $0.2 million for the nine months ended September 30, 2025 as compared to $0.4 million for the nine months ended September 30, 2024.
Loss (gain) on fair value instruments. Loss (gain) on fair value instruments changed from a gain of $3.7 million for the nine months ended September 30, 2024 to a loss of $0.1 million for the nine months ended September 30, 2025. Public Warrant fair value adjustments declined from a loss of $0.1 million for the nine months ended September 30, 2024 to no fair value adjustments for the nine months ended September 30, 2025 due to the Public Warrants being reclassified as equity-based awards during the year ended December 31, 2024. As a result of the reclassification, the Public Warrants are no longer required to be reassessed for fair value at each balance sheet date. Fair value adjustments on the Note changed from a gain of $3.8 million for the nine months ended September 30, 2024 to a loss of $0.1 million for the nine months ended September 30, 2025, primarily due to ongoing valuation adjustments on the outstanding Note due to the remaining term, market conditions and paid-in-kind interest.
Restructuring charges. Restructuring charges decreased from $7.0 million for the nine months ended September 30, 2024 to zero for the nine months ended September 30, 2025 primarily as a result of $4.4 million acceleration of equity-based compensation expense and $2.6 million cash restructuring charges that were incurred during the nine months ended September 30, 2024.
Other expense (income), net. Other expense (income), net changed from other income, net of $0.3 million for the nine months ended September 30, 2024 to other expense, net of $0.1 million for the nine months ended September 30, 2025. The change is primarily due to $0.4 million in insurance recoveries from nine months ended September 30, 2024 that were not received during the nine months ended September 30, 2025.
Income tax expense. Income tax expense decreased $0.2 million from $0.4 million for the nine months ended September 30, 2024 to $0.2 million the nine months ended September 30, 2025, a decrease of 40.5%. The decrease is primarily due to lower amounts owed to state and foreign taxing authorities.

Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $13.7 million of cash and cash equivalents and $13.1 million of restricted cash. Further, as a result of the Reorganization Plan entered into in conjunction with the closing of the One Planet Group Financing during the year ended December 31, 2024, we engaged in several initiatives that together are expected to result in the following cash savings into the year ended December 31, 2025:
•We performed a reduction in force on August 12, 2024, which resulted in approximately $15.0 million in annualized cash savings. Additional headcount reductions from the planned elimination of positions as employees departed Inspirato after August 12, 2024 through December 31, 2024 has resulted in approximately $3.0 million in additional annualized cash savings. Additionally, during the nine months ended September 30, 2025, we have further reduced headcount overall resulting in approximately $5.0 million in annualized savings.
•The Termination Agreement resulted in the removal of $57.0 million in future lease payments through 2032 resulting in annualized cash savings of approximately $7.5 million. The Termination Agreement also resulted in a $6.6 million termination fee paid in installments from August 2024 to March of 2025.
•We reviewed and negotiated non-critical spend such as professional fees, software and noncritical marketing, which has resulted in annualized savings of approximately $10.0 million from efforts made during the year ended December 31, 2024 and an incremental $3.0 million in annualized savings from efforts made during the nine months ended September 30, 2025.
•During the year ended December 31, 2024, we reviewed our lease portfolio to either renegotiate unfavorable leases or to exit unprofitable properties, a process has resulted in approximately $4.7 million in annualized savings. Additionally, during the nine months ended September 30, 2025, we have continued to renegotiate unfavorable leases or exit unfavorable properties which has resulted in $1.6 million in annualized savings,
Together, these strategic initiatives and the One Planet Group capital transactions, we have completed support our belief that our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for a period of at least the next twelve months.
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
We have generally maintained a working capital deficit, meaning that our current liabilities exceed our current assets, primarily due to our significant deferred revenue and operating leases. Deferred revenue relates primarily to travel, Subscriptions and travel credits purchased, all of which are paid to us in advance but are not yet taken or consumed and accordingly do not represent an obligation to make future cash payments other than to fund trip-related expenses, and to a lesser extent Rewards, which is an accounting allocation to defer a portion of members’ spend. As of September 30, 2025, deferred revenue included $56.0 million, $76.8 million, $17.5 million and $2.5 million for travel, Subscriptions, travel credits and Rewards, respectively. Also, as of September 30, 2025, our current operating lease liabilities totaled $50.1 million and our noncurrent operating lease liabilities totaled $106.5 million, however our leases generally contain termination rights where we can terminate the lease with 180 to 360 days notice without a termination fee. Our cash needs vary from period to period primarily based on the timing of travel and sales promotions.

Additionally, on September 24, 2024, we entered into the Sales Agreement with Northland to sell shares of our Class A Common Stock, from time to time, through an "at the market offering" program under which Northland will act as sales agent or principal. We have an aggregate offering of up to $17,582,393 of Class A Common Stock for sale under the Sales Agreement and have not begun to sell shares under the Sales Agreement as of September 30, 2025. At our discretion, we have the ability to sell shares through the Sales Agreement for incremental liquidity.
Our future capital requirements will depend on many factors including our rate of member and revenue growth, travel bookings, change in the number of properties, our ability to improve operating efficiencies and overall economic conditions.
The following table presents summarized information from our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(7,750)	$(22,713)
Net cash used in investing activities	(2,526)	(4,833)
Net cash provided by financing activities	2,058	9,419
Net decrease in cash, cash equivalents and restricted cash	$(8,218)	$(18,127)
Cash Flows
Net cash used in operating activities. Net cash used in operating activities decreased from $22.7 million during the nine months ended September 30, 2024 to $7.8 million during the nine months ended September 30, 2025. The decrease in net cash used in operating activities was primarily driven by changes in operating assets and liabilities including a $5.3 million change in deferred revenue and a $4.6 million change in prepaid member travel. Further decreases were driven by non-cash benefits in cash flows used in operating activities of $15.2 million from a decrease in equity-based compensation and a $0.1 million change in loss on disposal of fixed assets. The decreases in net cash used in operating activities were partially offset by a $30.3 million reduction to asset impairments and (gain) on lease termination, a $5.5 million change in accounts payable and accrued liabilities, a $3.7 million change in adjustments to fair value instruments and a $0.7 million change in other assets.
Net cash used in investing activities. Net cash used in investing activities decreased from $4.8 million during the nine months ended September 30, 2024 to $2.5 million during the nine months ended September 30, 2025. The decrease was driven by lower expenditures for property and equipment of $2.0 million and lower expenditures related to ongoing internal software development projects of $0.3 million.
Net cash provided by financing activities. Net cash provided by financing activities changed from $9.4 million during the nine months ended September 30, 2024 to $2.1 million during the nine months ended September 30, 2025. The change is primarily due to proceeds from the Investment Agreement of $10.0 million received during the nine months ended September 30, 2024 that were not received during the nine months ended September 30, 2025 and lower payments of employee taxes for share-based awards of $0.7 million. The decreases in net cash provided by financing activities were partially offset by proceeds from the exercise of the Investment Warrants of $2.0 million during the nine months ended September 30, 2025.
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

Our future commitments include the following:
•Our outstanding obligations under the Note payable in 2028 (including principal and coupon interest). The Note is an unsubordinated secured obligation of Inspirato. The Note is secured by a first priority security interest in substantially all of Inspirato’s and its domestic subsidiaries’ assets. The Note is fully and unconditionally guaranteed by certain existing and future domestic subsidiaries of Inspirato. The Note bears interest at a fixed rate of 8% per annum. Interest on the Note is due quarterly on the last business day of each calendar quarter following the issuance of the Note and we have elected to pay interest in kind by increasing the outstanding principal amount of the Note by the amount of interest payable on such interest payment date. The Note will mature on September 29, 2028, subject to earlier conversion, redemption or repurchase.
See Note 7 – Debt in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
•Our operating lease liabilities, primarily for vacation properties, and our corporate headquarters. The leases may require us to pay taxes, insurance, utilities and maintenance costs. Our active leases generally contain extension options at the approval of both parties as well termination rights where we can terminate the lease with 180 to 360 days' notice without a termination fee. We have been undergoing a lease optimization process to decrease our cash commitments related to operating leases. Pursuant to this process, we have renegotiated certain leases and terminated certain leases, depending on the individual lease situation. As of September 30, 2025, we did not enter into any leases that have not yet commenced. See Note 8 – Leases in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
•Our other multi-year obligations primarily from software and other long term contracts.
Future minimum annual commitments as of September 30, 2025 are as follows (in thousands):

Fiscal Year Ending	December 31,
Remainder of 2025	$18,573
2026	58,130
2027	37,408
2028	45,234
2029	16,349
2030 and thereafter	38,666
Total future minimum commitments	$214,360
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income and comprehensive (loss) income less interest expense, net, income tax expense, depreciation and amortization, equity‑based compensation, and fair value gains and losses on financial instruments. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue for the same period.
The above items are excluded from our Adjusted EBITDA measure because our management believes that they are not indicative of our core operating performance and do not reflect the underlying economics of our business. The following table represents a reconciliation of our net (loss) income and comprehensive (loss) income, the closest GAAP measure, to Adjusted EBITDA (in thousands, other than percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income and comprehensive (loss) income	$(4,521)	$6,622	$(8,212)	$(6,522)
Interest expense, net	513	454	1,467	1,150
Income tax expense	85	151	209	351
Depreciation and amortization (1)	2,498	3,064	7,665	8,512
Equity‑based compensation	240	7,279	2,029	12,829
Loss (gain) on fair value instruments	281	158	55	(3,675)
Gain on lease termination	—	(29,895)	—	(29,895)
Restructuring charges	—	6,985	—	6,985
Other non-recurring professional fees	—	1,828	—	1,828
Transaction costs	816	—	1,587	—
Adjusted EBITDA	$(88)	$(3,354)	$4,800	$(8,437)
Adjusted EBITDA Margin (2)	(0.2)%	(4.9)%	2.6%	(3.9)%
(1)Depreciation and amortization is included within cost of revenue, general and administrative and depreciation and amortization within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

The following table presents a reconciliation of our net cash used in operating activities, the closest GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$(2,205)	$(13,744)	$(7,750)	$(22,713)
Purchase of property and equipment	(777)	(1,135)	(2,272)	(4,305)
Development of internal-use software	—	(172)	(254)	(528)
Free Cash Flow	$(2,982)	$(15,051)	$(10,276)	$(27,546)
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
A hypothetical 10% increase or decrease in interest rates would not have a material impact on interest expense or interest income earned during the three or nine months ended September 30, 2025.
As of September 30, 2025, there was $29.3 million aggregate principal amount of the Note outstanding. We have elected to carry the Note at fair value. The fair value of the Note changes when the market price of our stock fluctuates or interest rates change. A hypothetical 10% increase or decrease in interest rates would have a $0.9 million impact on the fair value of debt along with a complementary impact to loss (gain) on fair value instruments within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Foreign Currency Risk
We are exposed to foreign currency risk, mainly related to non-lease operating expenditures that we incur in foreign countries. Many of our leases, which are the most significant component of operating costs in foreign countries, are denominated in U.S. dollars and thus do not result in foreign currency risk. During the three and nine months ended September 30, 2025, our operating expenditures denominated in foreign currencies were approximately $3.4 million and $18.2 million, respectively, primarily in Mexican Pesos and Euros. Additionally, as of September 30, 2025 we have $15.9 million in foreign currency denominated lease liabilities, primarily in Euros. A hypothetical 10% increase or decrease in the value of the U.S. dollar relative to foreign currencies would have a $1.9 million and $3.4 million impact to our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2025, respectively.
Equity Risk
We are exposed to risk related to our stock price which can impact our equity‑based compensation expense as well as our overall market capitalization. The fair market value of our stock could increase or decrease substantially in the near term and could have a material impact to our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income with respect to future equity‑based compensation costs, specifically related to the performance based units which vest upon our stock price being above $15 per share, as well as any other equity based transactions. A hypothetical 10% increase or decrease in our stock price would not have an impact on our Condensed Consolidated Financial Statements for the three or nine months ended September 30, 2025.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO", collectively the “Executives”), to allow timely decisions regarding required disclosures.
Our management, with the participation of the Executives, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Executives concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to a reasonable assurance level.
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
•Continue to design and implement Information Technology General Controls ("ITGCs"), focusing on user access controls, periodic access reviews, and change management;
•Enhance the design and implementation of process-level control activities, ensuring they are properly evidenced and operating effectively;
•Continue to enhance documentation and control execution, ensuring the completeness and accuracy of supporting data; and
•Continue to provide training to our control operators.
During 2024, we had executive leadership changes in the CEO and CFO positions. Under the direction of the new officers, we are holding control owners accountable for effective control operation and have implemented and enhanced process-level control activities. On at least a quarterly basis, management reports to the Audit Committee regarding the status of material weakness remediation efforts, including the number of control deficiencies, progress made towards material weakness remediation and the implementation of additional process-level control activities throughout the Company. We continue to remediate the material weaknesses identified. We are committed to continuing to improve our internal control over financial reporting and will continue to review and improve our internal control over financial reporting controls and ITGCs, as described above.
We believe the foregoing efforts have led to improvements in our control environment during 2025 and we intend to remediate the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2024 during the year ended December 31, 2026. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that controls are effective.

Changes in Internal Control Over Financial Reporting
As outlined above, we are in the process of taking steps to remediate the material weaknesses. We made no other changes in internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Dispute with Former CEO and Board Member
We are currently involved in a legal dispute with a former CEO and a former Chairman of Inspirato. The parties filed suit in November of 2024 in Colorado State Court. The former officers have made claims asserting a continuing right to a purported lifetime Founders’ Travel Benefit, for which they are seeking unspecified damages. We dispute the claims and have asserted counterclaims against the former officers. Litigation is currently ongoing and in the discovery phase.
Legal Dispute with Former President/Board Member
We are currently engaged in a legal dispute with a former President and member of the Board of Directors. The individual was terminated from his position as President in April 2025 and concurrently removed from the Board. Following the departure, a dispute arose concerning the interpretation and enforcement of his employment agreement and severance entitlements. In August 2025, the former officer initiated arbitration proceedings against the Company, alleging breach of his employment agreement. The matter remains in the early stages of arbitration.
Class Action Complaint Relating to Restatement
On February 16, 2023, a class action lawsuit was filed in the U.S. District Court for the District of Colorado (the “Court”) captioned Keith Koch, Individually and on behalf of all others similarly situated v. Inspirato Incorporated, Brent Handler, and R. Webster Neighbor, with Ilan Bouzaglo later appointed as the lead and named plaintiff. On September 29, 2025, the Court granted the defendants’ motion to dismiss and entered judgment in our favor, dismissing the case with prejudice. As no appeal was filed within the 30-day period provided under the Federal Rules of Appellate Procedure, the dismissal is now final.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the nine months ended September 30, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herein	Form	File No.	Exhibit	Filing Date

1.1	Equity Distribution Agreement, dated September 24, 2024, by and between Inspirato Incorporated and Northland Securities, Inc.		8-K	001-39791	1.1	September 25, 2024
2.1	Agreement and Plan of Merger, dated June 25, 2025, by and among Inspirato Incorporated, Buyerlink, Inc. and RR Merger Sub., Inc.		8-K	001-39791	2.1	June 26, 2025
3.1	Second Amended and Restated Certificate of Incorporation of the Company.		10-Q	001-39791	3.1	November 9, 2023
3.1.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of the Company.		8-K	001-39791	3.2	October 18, 2023
3.2	Amended and Restated Bylaws of the Company.		8-K	001-39791	3.1	April 28, 2025
10.1	Mutual Termination Agreement, dated September 18, 2025, by and among Inspirato Incorporated, RR Merger Sub, Inc., and Buyerlink Inc.		8-K	001-39791	10.1	September 23, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document or included within the Exhibit 101 attachments)
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

Inspirato Incorporated

Date: November 5, 2025	By:	/s/ Payam Zamani
Payam Zamani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Michael Arthur
Michael Arthur
Chief Financial Officer
(Principal Financial and Accounting Officer)